Form 10QSB
period 1996-06-30
KYZEN CORP
filed 1996-08-12
CIK 944727

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                        FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1996
                                      -------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to
                               --------------    ---------------

Commission file number
                       ----------------

                               Kyzen Corporation
                               -----------------
                  (Exact name of the small business issuer as
                           specified in its charter)

              Utah                               87-0475115
              ----                               ----------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

              430 Harding Industrial Drive, Nashville, TN  37211
              --------------------------------------------------

             (Address of principal executive offices)  (Zip Code)

(Issuer's telephone number)   (615) 831-0888
                              --------------

- - -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [X] Yes     [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                [ ] Yes    [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    Class A Common Stock - 4,991,948 shares
                    ---------------------------------------

Transitional Small Business Disclosure Format (Check one):   [ ] Yes    [X] No

INDEX
                                                                      Page No.
                                                                      --------
Part I  Financial  Information

        Item 1.  Financial Statements:

                 Balance Sheet as of December 31, 1995 and
                 June 30, 1996 (unaudited)                                3

                 Statement of Operations for the six months ended
                 June 30, 1995, and 1996 (unaudited)                      4

                 Statement of Cash Flows for the six months ended
                 June 30,  1995 and 1996 (unaudited)                      5

                 Notes to Unaudited Financial Statements                  6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8

KYZEN CORPORATION
- - -----------------
BALANCE SHEET

                                     DECEMBER 31,       JUNE 30,
                                         1995             1996
                                     ------------      ----------
ASSETS                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents          $ 1,608,890     $  886,168
   Short-term investments                 704,608        834,084
   Accounts receivable, net of
    allowance for doubtful
    accounts of $9,516 for
    1995 and $3,958 for 1996              630,264        902,320
   Costs and estimated losses
    in excess of billings
    on uncompleted contracts              140,056        102,530
   Inventory                              172,581        335,469
   Other                                   21,239         33,345
                                      -----------      ---------
      Total current assets              3,277,638      3,093,916
Property and equipment, net               519,982        749,016
Patents, net                               91,445         95,060
Interest receivable from
 related parties                           87,105        102,182
                                      -----------    -----------
      Total assets                    $ 3,976,170    $ 4,040,174
                                      ===========    ===========

LIABILITIES, REDEEMABLE STOCK AND
 SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued
    expenses                          $   169,241    $   588,696
   Accounts payable to related
    parties                                 8,735         55,690
   Put repurchase obligation              304,771        317,278
                                      -----------    -----------
      Total current liabilities           482,747        961,664
Notes payable and capital lease
 obligations                                              14,917
                                      -----------     ----------
      Total liabilities                   482,747        976,581

Shareholders' equity (deficit):
   Preferred stock, $0.001 par
    value, 10,000,000 shares
    authorized, no shares
    issued or outstanding
   Class A Common Stock, $0.01
    par value, 30,000,000 shares
    authorized, 4,917,322 shares
    issued and outstanding                 49,174         49,174
   Additional paid-in-capital           5,031,560      5,031,560
   Accumulated deficit                 (1,587,311)    (2,017,141)
                                      -----------    -----------
                                        3,493,423      3,063,593
                                      -----------    -----------
      Total liabilities and
       shareholders' equity           $ 3,976,170    $ 4,040,174
                                      ===========    ===========

KYZEN CORPORATION
- - -----------------
STATEMENT OF OPERATIONS

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                     JUNE 30,
                                      ----------------------------     -----------------------
                                          1995            1996            1995         1996
                                      -----------      -----------     ----------   ----------
                                              (UNAUDITED)
NET SALES                             $   913,343      $ 1,255,391     $1,814,667   $2,219,921

   Cost of sales                          370,057          582,989        761,278    1,107,676
                                      -----------      -----------     ----------   ----------

GROSS PROFIT                              543,286          672,402      1,053,389    1,112,245

OPERATING COSTS AND EXPENSES:

   Selling, general and
    administrative expenses               399,354          662,927        755,571    1,249,206

   Research and development
    expenses                               36,295          166,053        102,799      344,264
                                      -----------      -----------     ----------   ----------

      TOTAL OPERATING EXPENSES            435,649          828,980        858,370    1,593,470
                                      -----------      -----------     ----------   ----------

      OPERATING INCOME (LOSS)             107,637         (156,578)       195,019     (481,225)

OTHER INCOME (EXPENSE):

   Interest income                         11,723           37,438         23,231       67,457
   Interest expense                       (65,285)          (7,538)      (101,184)     (16,062)
                                      -----------      -----------     ----------   ----------

      TOTAL OTHER INCOME
       (EXPENSE)                          (53,562)          29,900        (77,953)      51,395
                                      -----------      -----------     ----------   ----------

NET INCOME (LOSS)                     $    54,075      $  (126,678)    $  117,066   $ (429,830)
                                      ===========      ===========     ==========   ==========


Accretion of Class B Common
 Stock to redemption amounts              (28,032)               -        (58,962)           -
                                      -----------      -----------     ----------   ----------

Net income (loss) allocable to
 Class A Common Shareholders          $    26,043      $  (126,678)    $   58,104   $ (429,830)
                                      ===========      ===========     ==========   ==========

Net income (loss) per Class A
 Common Share                               $0.01           $(0.03)         $0.06       $(0.09)
                                      ===========      ===========     ==========   ==========

Weighted average shares
 outstanding                            3,126,436        4,917,322      3,021,396    4,917,322
                                      ===========      ===========     ==========   ==========

Supplementary proforma net
 income (loss) per share                    $0.02                           $0.05
                                      ===========                     ===========

Supplementary proforma weighted
 average shares
 outstanding (unaudited)                3,438,287                       3,404,176
                                      ===========                     ===========

KYZEN CORPORATION
- - -----------------------
STATEMENT OF CASH FLOWS


                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                 ----------------------------
                                                    1995             1996
                                                 -----------      -----------
                                                 (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
    Net income (loss)                            $   117,066      $  (429,830)
    Adjustments to reconcile
     net income to net cash provided/(used)
     by operating activities:
       Depreciation and amortization                  29,813           67,674
       Non-cash interest charge                       34,570           12,507
       (Increase) decrease in
        accounts receivable                           94,033         (272,056)
       Increase in notes receivable                   (3,010)               -
       Increase in inventory                         (65,767)        (215,992)
       Decrease in costs and estimated losses on
        long-term contracts                                            37,526
       Increase in other current assets              (18,343)         (12,106)
       Increase in deferred charges                 (154,751)
       Increase in interests receivable from
          related parties                            (22,887)         (15,077)
       Increase in accounts payable and accrued
        expenses                                     (35,099)         466,410
                                                 -----------      -----------

         Net cash used by operating activities       (24,375)        (360,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of  short-term investments                              (129,476)
    Purchase of fixed assets                         (98,373)        (223,913)
    Purchase of patent rights
     and related expenditures                         (1,059)          (6,710)
                                                 -----------      -----------
        Net cash used by investing activities        (99,432)        (360,099)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (payments of)
     related party short term notes payable          (20,000)
    Issuance of stock                                 20,572
    Repurchase of Class B Common Stock               (26,584)
    Proceeds from issuance of note payable            53,960
    Payment on note payable                          (37,326)          (1,679)
    Net proceeds on line of credit                    73,698
                                                 -----------      -----------
        Net cash provided
         (used) by financing activities               64,320           (1,679)
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                         (59,487)        (722,722)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                    81,589        1,608,890
                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                   $    22,102      $   886,168
                                                 ===========      ===========

  Cash used for interest payments was $54,605 and $66,614 for the three and six months ended June 30, 1995 and $3,182 and $373 for the three and six months ended June 30, 1996.

  The Company converted $486,000 of short and long-term notes payable into Bridge Loan Units during the six months ended June 30, 1995.

  The Company transferred $53,104 of inventory to fixed assets during the six months ended June 30, 1996.

KYZEN CORPORATION
- - ---------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Kyzen Corporation ("Kyzen" or the "Company") was incorporated under the laws of the State of Utah on March 9, 1990. Kyzen was formed to develop environmentally safe chemical solutions to replace ozone-depleting chlorinated solvents. Kyzen manufactures and sells specialized chemicals used for industrial cleaning processes. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one business segment. Sales to customers outside the United States approximated 21% and 15% of net sales for the three month periods ended June 30, 1995 and 1996, respectively.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS, AND SHORT TERM INVESTMENTS

The Company considers all highly-liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. By Company policy, short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. Government and its agencies, and other short-term investment funds.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. FAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company adopted the provisions of this statement effective January 1, 1996, and adoption did not materially impact the Company's financial condition or results of operations.

In October 1995, FAS Statement No. 123, "Accounting for Stock-Based Compensation" was issued. The Company will continue to measure compensation costs for its employee stock compensation plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under FAS No. 123.


CONCENTRATION OF CREDIT RISK

The Company sells its products to customers involved in a variety of industries including electronics and computers. Kyzen performs continuing credit evaluations of its customers and does not require collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area.

REVENUE RECOGNITION

Revenue from products or services is recognized based upon shipment of products or performance of services. Revenue and profits on long-term construction contracts are recognized using the percentage of completion method generally based on costs incurred as a percentage of estimated total costs of the project. Anticipated losses on long-term contracts are recognized as they become known. The Company incurred additional losses of approximately $35,000 during the second quarter of 1996 related to its specialty cleaning machine contract.

INVENTORIES
Inventories are valued at the lower of cost or market with cost determined using the weighted average, first in, first out (FIFO) method.

INCOME TAXES
Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities.

KYZEN CORPORATION
- - ---------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives (4 to 7 years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to successful and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years.
Accumulated amortization amounted to $34,856 as of December 31, 1995, and $37,951 as of June 30, 1996. Impairment of the accounting value of the patent costs is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1995, and at June 30, 1996 no impairment was indicated.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

PER SHARE DATA

Net income (loss) allocable to Class A Common Share is calculated based on weighted average shares of Class A Common Stock outstanding. The weighted average number of shares has been adjusted to reflect as outstanding, for each period presented using the treasury stock method at the estimated initial public offering price, all shares issued and issuable upon the exercise of stock options granted subsequent to March 31, 1994.

Accretion of the Mandatorily redeemable Class B Common Stock increases the loss or reduces the income available to Class A common shareholders.

Supplementary per share data giving effect to the redemption of the Class B Common Stock and repayment of the Bridge notes payable is also presented. Net income allocable to Class A Common shareholders is adjusted by $76,744 and $127,805 for the three and six months ended June 30, 1995, respectively, to eliminate the accretion of Class B Common Stock and to reflect the reduction in interest expense related to bridge and short-term notes payable.

INTERIM FINANCIAL INFORMATION

The accompanying interim financial statements have been prepared without an audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1995. The results of operations for the three and six month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 1996; its results of operations for the three and six month periods ended June 30, 1995 and 1996; and its cash flows for the six months ended June 30, 1995 and 1996.

INITIAL PUBLIC OFFERING

On August 4, 1995, the Company consummated an initial public offering of 550,000 units consisting of 1,650,000 shares of Class A Common Stock and 1,650,000 Redeemable Class A Common Stock Purchase Warrants. In connection with the offering, the Company (i) received net proceeds of approximately $5.1 million (after deducting underwriting discounts and commissions and expenses of the Offering); (ii) redeemed all outstanding shares of Class B Common Stock for approximately $1.05 million; (iii) repaid all outstanding borrowings under the bridge loan units totaling approximately $670,000; (iv) repaid short-term, related party notes payable of approximately $150,000; and (v) invested the balance of the net proceeds in short-term investment grade or equivalent interest bearing instruments.

KYZEN CORPORATION
- - -----------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 1995 AND JUNE 30, 1996

Net sales for the second quarter 1996 from all business activities increased 37% or $342,048, while net chemical sales increased 41% from the second quarter in the previous year due to increased sales of the Company's chemical cleaning agents and sales to new customers who are converting from ozone depleting processes and chemicals. The sales growth is attributed to increases in domestic chemical sales during the second quarter of 1996.

Gross profit for the quarter ending June 30, 1996 increased to $672,402 in 1996, a 24% increase from $543,286 in the same period in 1995. This $129,116 increase is attributable to increased domestic sales of the Company's cleaning agents. Gross profit margins on chemical sales increased from 59% for the second quarter 1995 to 61% for the same quarter in 1996, reflecting cyclical shifts in product mix, while gross profit margins from all business activities decreased from 59% in 1995 to 54% in 1996, reflecting the costs of developing and building a new process product line.

Selling, general, and administrative expenses for the quarter ended June 30, 1996 increased by 66% or $263,573 to $662,927 in 1996 as compared to $399,354 for the same quarter in 1995. This increase reflects augmented spending on advertising, selling expenses, and expenses associated with being a public company, such as printing of annual report and investor relations during the second quarter of 1996.

Research and development expenses for the quarter ended June 30, 1996 increased by $129,758 or 358% from the three months ended June 30, 1995. This increase reflects the Company's continued efforts in development projects for new products and processes with current and potential customers and expenses associated with development of a new product line.

Interest expense for the quarter ending June 30 decreased from $65,285 in 1995 to $7,538 in 1996. The decrease in interest expense reflects the results of the extinguishment of debt from the proceeds of the public offering.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1996

Net sales for the six months ended June 30, 1996 increased 22% or $405,254 from the same period in 1995 due to increased sales of the Company's chemical cleaning agents and sales to new customers who are converting from ozone depleting processes and chemicals.

Gross profit for the six months ended June 30, 1996 increased 6% over the first six months of 1995, reflecting higher sales volume, shifting product mix, and expenditures associated with developing a new product line. Gross profit margins year-to-date decreased from 58% in 1995 to 50% in 1996, primarily reflecting the increased costs associated with developing a new product line.

Selling, general and administrative expenses for the six months ended June 30, 1996 increased 65% or $493,635 to $1,249,206 as compared to $755,571 in the prior year. The increase reflects an increased marketing effort and expenses associated with being a public company, such as printing of annual report and investor relations during 1996.

Research and development expenses in 1996 increased by $241,465 or 235% from the six months ended June 30, 1995. This increase reflects the Company's continued efforts in development projects for new products and processes with current and potential customers and expenses associated with development of a new product line.

Interest expense for the six months ended June 30, 1996 decreased from $101,184 in 1995 to $16,062 in 1996. This increase reflects the reduction of borrowings and the reduced debt level of the first six months of 1996 as compared to the same period in 1995.

Operating income decreased from income of $195,019 during the first half of 1995 to a loss of ($481,225) during the first half of 1996. This decrease is due primarily to the increased research and development expenses in developing a new product line. Net income also decreased from income of $117,066 in the first six months of 1995 to a loss of ($429,830) in the first six months of 1996, due to the reasons set forth above.

ACCOUNTING STANDARDS
The Financial Accounting Standards Board periodically issues statements of financial accounting standards.

In March 1995, FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. FAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company adopted the provisions of this statement effective January 1, 1996, and adoption did not materially impact the Company's financial condition or results of operations.

In October 1995, FAS Statement No. 123, "Accounting for Stock-Based Compensation" was issued. The Company will continue to measure compensation costs for its employee stock compensation plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under FAS No. 123.

LIQUIDITY AND CAPITAL RESOURCES

On August 4, 1995, the Company completed an initial public offering of its Class A Common Stock. The Company received net proceeds of approximately $5,100,000 after underwriters discounts, commissions and costs of the offering. Prior to the offering, the Company financed its working capital requirements through the private placement of equity and debt.

As of June 30, 1996, the Company had working capital of $2,132,252 which represents a $662,639 decrease from December 31, 1995. This decrease resulted primarily from the funding of operating costs and expenses related to the development of a new product line.

In March 1996, the Company obtained a line of credit from a financial institution in the amount of $500,000 secured by the Company's accounts receivable and a cash balance. As of June 30, 1996, there was no balance outstanding on this line of credit.

Operations used net cash of $360,944 and $24,375 in the first six months of fiscal 1996 and 1995, respectively. The increase in net cash used by operations in the first six months of fiscal 1996 resulted primarily from losses from operations, increases in inventory, and work in process on long-term revenue contracts.

Cash used by investing activities of $360,099 in the first six months of fiscal 1996 represented a $260,667 increase over cash used by investing activities during the first six months of fiscal 1995 of $99,432. The increase in cash used by investing activities was due to the purchase of fixed assets and short term investments during the first six months of 1996.

Financing activities in the first six months of fiscal 1996 used $1,679 of cash and provided $64,320 of cash during the same period in 1995.

The Company may be required to repurchase shares of Class A Common Stock included in Bridge Loan Units beginning February 4, 1996. The Company granted a put option to purchasers of Bridge Loan Units, permitting them to require the Company to repurchase the shares included in the Bridge Loan Units at a price equal to 90% of the per share proceeds to the Company from the initial public offering. As of June 30, 1996, 74,626 shares of Class A Common Stock are subject to this put option. As a result, the Company has reclassified $257,236 from stockholders' equity to current liabilities. Additionally, the Company has accrued $60,042 for a put obligation to a shareholder.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least twelve months from the end of the fiscal year. In the event that the Company's plans change, its assumptions change or prove to be inaccurate, (due to unanticipated expenses, delays, problems or otherwise) the Company could be required to seek additional financing prior to such time.

The Company's cash requirements for 1997 and beyond will depend primarily upon the level of sales, product development, sales and marketing expenditures, timing of expansion plans and capital expenditures.

When used in the Management's Discussion and Analysis, the words "anticipates" , "estimates" and similar expressions are intended to identify forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               KYZEN CORPORATION
                               -----------------
                                 (Registrant)


Date                                               /s/ Kyle J. Doyel
     ----------------------                        ----------------------------
                                                            (Signature)
                                                   Kyle J. Doyel
                                                   President and Chief Executive
                                                   Officer


Date
     ----------------------                        /s/ Benjamin D. Wolfley
                                                   ----------------------------
                                                            (Signature)
                                                   Benjamin D. Wolfley
                                                   Treasurer and Chief
                                                   Accounting Officer