Form 10QSB
period 1996-09-30
KYZEN CORP
filed 1996-11-14
CIK 944727

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)                        FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               -------------------------------------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to
                               ---------------------  --------------------------

Commission file number
                      ----------------------------------------------------------

                               Kyzen Corporation
--------------------------------------------------------------------------------
                  (Exact name of the small business issuer as
                           specified in its charter)

              Utah                                           87-0475115
------------------------------------        ------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


              430 Harding Industrial Drive, Nashville, TN  37211
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(Issuer's telephone number)                (615) 831-0888
                           -----------------------------------------------------


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       [X] Yes   [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                   [ ] Yes   [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 15, 1996

                   4,999,848 shares of Class A Common Stock
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):      [ ] Yes   [X] No

INDEX

                                                                        Page No.
                                                                        --------
Part I  Financial Information

        Item 1.  Financial Statements:

                    Balance Sheet as of December 31, 1995 and
                     September 30, 1996 (unaudited)                        3

                    Statement of Operations for the quarter and
                     nine months ended September 30, 1995, and
                     1996 (unaudited)                                      4

                    Statement of Cash Flows for the nine months
                     ended September 30, 1995 and 1996 (unaudited)         5

                    Notes to Unaudited Financial Statements                6

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8

KYZEN CORPORATION
--------------------------------------------------------------------------------
BALANCE SHEET

                                                                     December 31,   September 30,
                                                                        1995             1996
                                                                     ------------   -------------
ASSETS                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                         $ 1,608,890    $   534,656
    Short-term investments                                                704,608        944,088
    Accounts receivable, net of allowance for doubtful
        accounts of $9,516 for 1995 and $6,889
        for 1996                                                          630,264        662,082
    Costs and estimated losses in excess of billings
        on uncompleted contracts                                          140,056        144,586
    Inventory                                                             172,581        306,555
    Other                                                                  21,239         45,025
                                                                      -----------    -----------
        Total current assets                                            3,277,638      2,636,992

Property and equipment, net                                               519,982        754,186
Patents, net                                                               91,445         99,575
Interest receivable from related parties                                   87,105        113,510
                                                                      -----------    -----------
        Total assets                                                  $ 3,976,170    $ 3,604,263
                                                                      ===========    ===========


LIABILITIES, REDEEMABLE STOCK AND
 SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                             $   169,241    $   384,789
    Accounts payable to related parties                                     8,735         17,054
    Put repurchase obligation                                             304,771           -
                                                                      -----------    -----------
        Total current liabilities                                         482,747        401,843
Notes payable and capital lease obligations                                               13,634
                                                                      -----------    -----------
        Total liabilities                                                 482,747        415,477

Shareholders' equity :
    Preferred stock, $0.001 par value, 10,000,000 shares
        authorized, no shares issued or outstanding
    Class A Common Stock, $0.01 par value,
        30,000,000 shares authorized, 4,917,322 shares
        issued and outstanding at December 31, 1995; 4,999,948
        shares issued with 4,999,848 shares outstanding at
        September 30, 1996                                                 49,174         50,000
    Additional paid-in-capital                                          5,031,560      5,293,420
    Treasury stock                                                                          (313)
    Accumulated deficit                                                (1,587,311)    (2,154,321)
                                                                      -----------    -----------
                                                                        3,493,423      3,188,786
                                                                      -----------    -----------
        Total liabilities and shareholders' equity                    $ 3,976,170    $ 3,604,263
                                                                      ===========    ===========


KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF OPERATIONS


                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                            --------------------------    --------------------------
                                                                1995           1996           1995           1996
                                                            -----------    -----------    -----------    -----------
                                                                                   (Unaudited)
Net sales                                                   $ 1,082,133    $ 1,347,212    $ 2,896,800    $ 3,567,133

    Cost of sales                                               584,814        699,692      1,346,093      1,807,368
                                                            -----------    -----------    -----------    -----------
Gross profit                                                    497,319        647,520      1,550,707      1,759,765

Operating costs and expenses:

    Selling, general and administrative expenses                486,195        704,741      1,241,766      1,953,947

    Research and development expenses                            45,868        102,577        148,666        446,841
                                                            -----------    -----------    -----------    -----------

        Total operating expenses                                532,063        807,318      1,390,432      2,400,788
                                                            -----------    -----------    -----------    -----------

        Operating income (loss)                                 (34,744)      (159,798)       160,275       (641,023)

Other income (expense):

    Interest income                                              35,808         22,845         59,038         90,302
    Interest expense                                            (35,365)          (227)      (136,549)       (16,289)
                                                            -----------    -----------    -----------    -----------

        Total other income (expense)                                443         22,618        (77,511)        74,013
                                                            -----------    -----------    -----------    -----------

Net income (loss) before extraordinary loss                     (34,301)      (137,180)        82,764       (567,010)

Extraordinary loss from extinguishment of debt                  114,843                       114,843
                                                            -----------    -----------    -----------    -----------

Net income (loss)                                           $  (149,144)   $  (137,180)   $   (32,079)   $  (567,010)
                                                            ===========    ===========    ===========    ===========


Accretion of Class B Common Stock to
    redemption amounts                                         (189,364)         -           (248,326)        -
                                                            -----------    -----------    -----------    -----------

Net loss allocable to Class A
    Common Shareholders                                     $  (338,508)   $  (137,180)   $  (280,405)   $  (567,010)
                                                            ===========    ===========    ===========    ===========

Net loss per Class A Common Share                           $     (0.08)   $     (0.03)   $     (0.07)   $     (0.11)
                                                            ===========    ===========    ===========    ===========

Weighted average shares outstanding                           4,427,286      4,968,713      3,908,401      4,934,577
                                                            ===========    ===========    ===========    ===========

Supplementary proforma net income (loss)
 per share (unaudited)                                      $     (0.05)                  $      0.01
                                                            ===========                   ===========

Supplementary proforma weighted average
  shares outstanding (unaudited)                              4,118,862                     4,066,789
                                                            ===========                   ===========

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                        1995              1996
                                                                                    -----------       -----------
                                                                                     (Unaudited)       (Unaudited)
Cash Flows from Operating Activities:
     Net loss                                                                       $   (32,079)      $  (567,010)
     Adjustments to reconcile net loss to net cash provided / (used)
       by operating activities:
         Depreciation and amortization                                                   55,271           110,296
         Non-cash interest charge                                                        39,845            11,948
         Write off of note discount and issue costs                                     114,843
         Increase in accounts receivable                                                (30,402)          (31,818)
         Increase in notes receivable                                                    (3,906)              -
         Increase in inventory                                                         (241,929)         (187,078)
         Increase in costs and estimated losses on long-term contracts                                     (4,530)
         Increase in other current assets                                               (17,031)          (19,771)
         Increase in interests receivable from related parties                          (30,541)          (26,405)
         Increase (decrease) in accounts payable and accrued expenses                   (28,602)          223,867
                                                                                    -----------       -----------
            Net cash used by operating activities                                      (174,531)         (490,501)
Cash Flows from Investing Activities:
     Purchase of  short-term investments                                                                 (239,480)
     Purchase of fixed assets                                                          (132,040)         (268,959)
     Purchase of patent rights and related expenditures                                  (5,315)          (13,971)
                                                                                    -----------       -----------
            Net cash used by investing activities                                      (137,355)         (522,410)

Cash Flows from Financing Activities:
     Net payments of related party short term notes payable                            (170,000)
     Issuance of stock                                                                5,083,479             1,435
     Repurchase of Class B Common Stock                                              (1,066,584)
     Repurchase of Class A Common Stock                                                                   (59,796)
     Payment on note payable                                                           (757,082)           (2,962)
                                                                                    -----------       -----------
            Net cash provided (used) by financing activities                          3,089,813           (61,323)
Net increase (decrease) in cash and cash equivalents                                  2,777,927        (1,074,234)

Cash and cash equivalents at beginning of year                                           81,589         1,608,890
                                                                                    -----------       -----------

Cash and cash equivalents at end of period                                          $ 2,859,516       $   534,656
                                                                                    ===========       ===========


     Cash used for interest payments was $26,741 and $80,223 for the three and nine months ended September 30, 1995, respectively, and $345 and $4,325 for the three and nine months ended September 30, 1996, respectively.

     The Company converted $486,000 of short and long-term notes payable into Bridge Loan Units during the nine months ended September 30, 1995.

     The Company transferred $53,104 of inventory to fixed assets during the nine months ended September 30, 1996.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company's operations are conducted within one business segment. Sales to customers outside the United States approximated 15% and 19% of net sales for the three month periods ended September 30, 1995 and 1996, respectively.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
In March 1995, FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121") was issued. FAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company adopted the provisions of FAS No. 121 effective January 1, 1996, and adoption did not materially impact the Company's financial condition or results of operations.

In October 1995, FAS Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") was issued. The Company will continue to measure compensation costs for its employee stock compensation plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under FAS No. 123.

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

REVENUE RECOGNITION
Revenue from products or services is recognized based upon shipment of products or performance of services. Revenues and profits on long-term construction contracts are recognized using the percentage of completion method generally based on costs incurred as a percentage of estimated total costs of the project. Anticipated losses on long-term contracts are recognized as they become known. The Company incurred additional losses of approximately $10,000 in excess of estimated revenues on long-term construction contracts during the third quarter of 1996 related to its specialty cleaning machine contract.

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

PATENT COSTS
Patent costs, including the purchase of patent rights and legal costs incurred related to successful and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization amounted to $34,856 as of December 31, 1995, and $40,698 as of September 30, 1996. Impairment of the

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

accounting value of the patent costs is
measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1995 and at September 30, 1996, no impairment was indicated.

RESEARCH AND DEVELOPMENT COSTS
The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

PER SHARE DATA
Net income (loss) allocable to Class A Common Shares is calculated based on weighted average shares of Class A Common Stock outstanding. The weighted average number of shares has been adjusted for each period presented using the treasury stock method at the estimated initial public offering price to reflect as outstanding all shares issued and issuable upon the exercise of stock options granted subsequent to March 31, 1994.

Accretion of the Mandatorily redeemable Class B Common Stock increases the loss or reduces the income available to Class A common shareholders.

Supplementary per share data giving effect to the redemption of the Class B Common Stock and repayment of the Bridge notes payable is also presented. Net income allocable to Class A Common shareholders is adjusted by $207,366 and $335,171 for the three and nine months ended September 30, 1995, respectively, to eliminate the accretion of Class B Common Stock and to reflect the reduction in interest expense related to bridge and short-term notes payable.

INTERIM FINANCIAL INFORMATION
The accompanying interim financial statements have been prepared without an audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1995. The results of operations for the three and nine month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1996; its results of operations for the three and nine month periods ended September 30, 1995 and 1996; and its cash flows for the nine months ended September 30, 1995 and 1996.

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

PUT REPURCHASE OBLIGATION
The Company accrued $59,796 of interest expense to current liabilities for a potential obligation associated with a put option granted to a shareholder. This option was exercised in August, 1996, and the Company acquired 100 shares of its Class A Common Stock as a result of this transaction.

KYZEN CORPORATION
--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996

Net sales for the third quarter 1996 from all business activities increased approximately 24% or $265,089 to $1,347,212, while net chemical sales increased 14% from the third quarter 1995. These increases is due to increased sales volume of the Company's chemical cleaning agents to existing customers and sales to new customers who are converting from ozone depleting processes and chemicals as well as increased sales of water reuse systems.

Gross profit for the third quarter 1996 increased 30% or $150,201 to $647,520 as compared to $497,319 in the same period in 1995. This $150,201 increase is attributable to increased domestic and foreign sales volume of the Company's cleaning agents, as well as increased sales of water reuse systems. Gross profit margins on chemical sales remained constant at 57% for the third quarter 1995 and 1996, while gross profit margins from all business activities increased from 46% in 1995 to 48% in 1996, reflecting small decreases in the costs of equipment manufacturing.

Selling, general, and administrative expenses for the quarter ended September 30, 1996 increased 45% or $218,546 to $704,741 in 1996 as compared to $486,195 for the same quarter in 1995. This increase reflects augmented spending on advertising, selling expenses, and expenses associated with being a public company, such as the cost of investor relations, and expenses associated with relocating sales personnel during the third quarter of 1996.

Research and development expenses for the quarter ended September 30, 1996 increased 124% or $56,709 to $102,577 from $45,868 for the three months ended September 30, 1995. This increase reflects the Company's continued efforts in development projects for new products and processes with current and potential customers and expenses associated with development of a new product line. One of the new product lines consists of specialty cleaning machines that will be built to specific customer order.

Operating Income for the quarter ended September 30, 1996 decreased 360% or $125,054 to a loss of ($159,798) from a loss of ($34,744) for the quarter ended September 30, 1995. This decrease is due primarily to the increased research and development expenses in developing a new line of specialty cleaning machines and increased sales and marketing expenses in anticipation of greater sales growth in the future.

Interest income for the third quarter 1996 decreased 36% to $22,845 from $35,808 for the third quarter 1995. This $12,963 decrease is due to lower cash balances during 1996 as the cash obtained through the initial public offering continues to be utilized for the growth of the Company.

Interest expense for the third quarter 1996 decreased 99% to $227 from $35,365 in the third quarter 1995. The decrease of $35,138 in interest expense reflects the results of the extinguishment of debt with the proceeds of the Company's initial public offering.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996

Net sales for the nine months ended September 30, 1996 increased 23% or $670,333 to $3,567,133 from the same period in 1995. This increase was due to higher sales volume of the Company's chemical cleaning agents to existing customers, sales to new customers who are converting from ozone depleting processes and chemicals, increased sales and marketing efforts, increased sales of water reuse systems, and sales of specialty cleaning machines.

Gross profit for the nine months ended September 30, 1996 increased 13% or $209,058 to $1,759,765 from $1,550,707 for the nine months ended September 30, 1995. This increase reflects higher sales volume, shifting product mix, and expenditures associated with developing a line of specialty cleaning machines. Gross profit margins year-to-date decreased from 54% in 1995 to 49% in 1996, primarily reflecting a shift in product mix and the lower margins associated with manufacturing specialty cleaning machines.

Selling, general and administrative expenses for the nine months ended September 30, 1996 increased 57% or $712,181 to $1,953,947 as compared to $1,241,766 in the prior year. The increase reflects an increased marketing effort and expenses associated with being a public company, such as costs of printing of the annual report, cost of investor relations, and expenses associated with relocating sales personnel during 1996.

Research and development expenses during the nine months ended September 30, 1996 increased by 201% or $298,175 to $446,841 from $148,666 during the nine months ended September 30, 1995. This increase reflects the Company's

KYZEN CORPORATION
--------------------------------------------------------------------------------

continued efforts in development projects for new products and processes with current and potential customers and expenses associated with development of a new specialty cleaning machine product line.

Operating income for the first nine months decreased from income of $160,275 in 1995 to a loss of ($641,023) during the first nine months of 1996. This decrease is due primarily to the increased research and development expenses in developing a new specialty cleaning machine product line.

Interest income for the first nine months of 1996 increased 53% or $31,264 to $90,302 from $59,038 for the same period in 1995. This increase is due to the greater cash resources available to the Company during the first nine months of 1996, than the same period in 1995 as a result of the initial public offering completed in August 1995.

Interest expense for the nine months ended September 30, 1996 decreased 88% or $120,260 to $16,289 in 1996, as compared to $136,549 for the nine months ended September 30, 1996. This decrease reflects the reduction of borrowings and the reduced debt level of the first nine months of 1996 from the proceeds of the initial public offering as compared to the same period in 1995 when those resources were not available.

Net loss increased from ($32,079) in the first nine months of 1995 to ($567,010) in the first nine months of 1996. The loss in 1995 was due to an extraordinary loss booked during the third quarter of 1995 in the amount of $114,843 from the early extinguishment of debt relating to previous financing arrangements. The loss in 1996 was due to the reasons set forth above regarding increased expenses for selling, general, administrative, research and development.

ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board issued FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company adopted the provisions of this statement effective January 1, 1996, and adoption did not materially impact the Company's financial condition or results of operations.

In October 1995, FAS Statement No. 123, "Accounting for Stock-Based Compensation" was issued. The Company will continue to measure compensation costs for its employee stock compensation plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under FAS No. 123.

FORWARD-LOOKING STATEMENTS
Management has included below certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers and distributors of chemical raw materials; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary customers; and the ability of the Company to develop new, competitive product lines.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of funds are cash generated from operating activities, a secured line of credit, and its initial public offering. The Company's primary uses of funds are research and development of new product lines, purchase of capital equipment, and sales and marketing activities. Depending on the level of expansion and acquisition activities in the future, in order to meet the Company's long-term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of increased sales volume, and management expects to seek additional equity or debt financing when market conditions are favorable. There can be no assurance, however, that equity and debt markets will be favorable sources of funding at such times as the Company wants to grow its business or repay or refinance debt.

On August 4, 1995, the Company completed an initial public offering of its Class A Common Stock. The Company received net proceeds of approximately $5,100,000 after underwriters' discounts, commissions and costs of the offering. Prior to the offering, the Company financed its working capital requirements through the private placement of equity and debt.

KYZEN CORPORATION
--------------------------------------------------------------------------------

As of September 30, 1996, the Company had working capital of $2,235,149 which represents a $559,742 decrease from December 31, 1995. This decrease resulted primarily from the funding of operating costs and expenses related to the development of a new specialty cleaning machine line.

In March 1996, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance. As of September 30, 1996, there was no balance outstanding on this line of credit.

Cash used by operations of $490,501 in the first nine months of 1996 represented a $315,970 increase over cash used by operations of $174,531 during the first nine months of 1995. This increase resulted primarily from losses from operations, increases in inventory, and work in process.

Cash used by investing activities of $522,410 in the first nine months of 1996 represented a $385,055 increase over cash used by investing activities during the first nine months of 1995 of $137,355. This increase was due to the purchase of short-term investments and fixed assets during the first nine months of 1996.

Cash used by financing activities of $61,323 in the first nine months of 1996 represented a decrease of $3,151,136 from cash provided by financing activities of $3,089,813 during the same period in 1995. This difference was due to the cash provided by the issuance of stock pursuant to the initial public offering repurchase of Class B Common Stock, and repayment of debt during the first nine months of 1995 and the reduction in debt and repurchase of Class A Common Stock during the first nine months of 1996.

The Company reclassified $257,236 from stockholders' equity to current liabilities to accrue for a potential obligation associated with a put option related to the bridge loan offering, a combination debt and equity offering sold in anticipation of the initial public offering.. This put option expired on August 4, 1996 without any bridge loan holder having exercised it, and the amount was reclassified from current liabilities to additional paid in capital. The Company accrued $59,796 of interest expense to current liabilities for an obligation associated with a put option granted to a shareholder. This option was exercised in August 1996 and the Company acquired 100 shares of its Class A Common Stock as a result of this transaction. The Company recorded the acquisition of treasury stock of $313 and the reduction of the current liability.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least twelve months from the end of the fiscal year. In the event that the Company's plans change, its assumptions change or prove to be inaccurate, (due to unanticipated expenses, delays, problems or otherwise) the Company could be required to seek additional financing from public debt and equity markets prior to such time. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategies.

The Company's cash requirements for 1997 and beyond will depend primarily upon the level of sales, product development, sales and marketing expenditures, timing of expansion plans and capital expenditures.

KYZEN CORPORATION
--------------------------------------------------------------------------------

                                  SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               KYZEN CORPORATION
--------------------------------------------------------------------------------
                                 (Registrant)


Date November 14, 1996                   /s/ KYLE J. DOYL
    ---------------------------------    ---------------------------------------
                                                        (Signature)
                                         Kyle J. Doyl
                                         President and Chief Executive Officer


Date November 14, 1996                   /s/ BENJAMIN D. WOLFLEY
    ---------------------------------    ---------------------------------------
                                                        (Signature)
                                         Benjamin D. Wolfley
                                         Treasurer and Chief Accounting Officer