Form 10KSB
period 1996-12-31
KYZEN CORP
filed 1997-03-31
CIK 944727

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)                        Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended                      December 31, 1996
                          ------------------------------------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from______________________ to ________________________

Commission file number__________________________________________________________

                               Kyzen Corporation
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

             Utah                                                87-0475115
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

     430 Harding Industrial Drive, Nashville, TN                   37211
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number              615-831-0888
                          ------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered

Class A Common Stock                   Boston Stock Exchange, NASDAQ Small Cap
---------------------------------      ---------------------------------------

Warrants for Class A Common Stock      Boston Stock Exchange, NASDAQ Small Cap
---------------------------------      ---------------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                             CLASS A COMMON STOCK
-----------------------------------------------------------------------------
                                (Title of class)

                       WARRANTS FOR CLASS A COMMON STOCK
-----------------------------------------------------------------------------
                               (Title of  class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.      $4,959,002
                                                        ------------------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) $4,331,250 at $2 5/8 per share on January 16, 1997
--------------------------------------------------
Note: If determining whether a person is an affiliate would involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                        ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) or the Exchange Act after the distribution of
securities under a plan confirmed by a court.      [ ] Yes   [ ] No

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

4,999,848 shares of Class A Common Stock outstanding as of February 28, 1997
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1990)

                                     NONE
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  [ ] Yes   [X] No

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)        Kyzen Corporation
             ------------------------------------------------------------------
By
   ----------------------------------------------------------------------------

Date                         Michael  L. Bixenman, Chairman, Director
     ----------------------

By
   ----------------------------------------------------------------------------

Date                         Kyle J. Doyel, President, CEO (Principal Executive
     ----------------------  Officer), Director

By
   ----------------------------------------------------------------------------

Date                         Benjamin D. Wolfley, Treasurer (Principal
     ----------------------  Accounting Officer)

By
   ----------------------------------------------------------------------------

Date                         Thomas M. Forsythe, Vice President, Director
     ----------------------

By
   ----------------------------------------------------------------------------

Date                         Thomas J. Herrmann, Vice President
     ----------------------

By
   ----------------------------------------------------------------------------

Date                         John A. Davis, III, Director
     ----------------------

By
   ----------------------------------------------------------------------------
Date                         Peter J. Murphy, Director
     ----------------------
By
   ----------------------------------------------------------------------------
Date                         Larry A. Lofgreen, Director
     ----------------------
By
   ----------------------------------------------------------------------------
Date                         James A. Gordon, Director
     ----------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
INDEX

                                                                                        Page No.
                                                                                        --------
Part I
     Item 1. Description of Business                                                       4

     Item 2. Description of Property                                                       7

     Item 3. Legal Proceedings                                                             7

     Item 4. Submission of Matters to a Vote of Security Holders                           8

Part II
     Item 5. Market for Common Equity and Related Stockholder Matters                      9

     Item 6. Management's Discussion and Analysis or Plan of Operation                    10

     Item 7. Financial Statements                                                         13
                  Report of Independent Accountants                                       14
                  Balance Sheet as of December 31, 1995, and 1996                         15
                  Statement of Operations for the years ended
                   December 31, 1995, and 1996                                            16
                  Statement of Changes in Shareholders' Equity for the years
                   ended December 31, 1995, and 1996                                      17
                  Statement of Cash Flows for the years ended
                   December 31, 1995, and 1996                                            18
                  Notes to Financial Statements                                           19

Part III
   Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act.                          27

   Item 10.  Executive Compensation                                                       29

   Item 11.  Security Ownership of Certain Beneficial Owners and Management               30

   Item 12.  Certain Relationships and Related Transactions                               30

   Item 13.  Exhibits and Reports on Form 8-K                                             31


KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I

Item 1.   Description of Business
---------------------------------

The Company

Kyzen(R) Corporation, Inc. ("Kyzen" or the "Company") manufactures or markets
(1) environmentally acceptable chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components, (2) process water reuse machines used in these chemical cleaning applications, (3) specialty cleaning machines, and (4) integrated process support services. These products and services can be sold as a package, as a cleaning process or as separate items that can be integrated into the customer's cleaning process. The Company was incorporated in Utah in 1990. Its headquarters are located at 430 Harding Industrial Dr., Nashville, TN 37211. Telephone (615) 831-0888/ FAX (615) 831-0889.

History of the Company

In September 1987, the United States and 22 other countries signed the Montreal Protocol ("the Protocol") on Substances that Deplete the Ozone Layer. The Protocol called for a freeze in the production and consumption of ozone depleting products ("ODPs") by the year 2000 for developed countries and 2010 for developing countries. As of February 1993, over 90 nations, representing over 90% of the world's consumption of ODPs, were parties to the Protocol. In 1990, the United States enacted the Clean Air Act mandating that the use of ODPs be phased out by the year 2000. In September 1991, the US Environmental Protection Agency announced that ozone layer depletion over North America was greater than expected. In response to this announcement, President Bush issued an executive order accelerating the phase-out of ozone depleting materials to December 31, 1995. The more than 90 nations which are signatories to the Protocol agreed to accelerate the phase-out of production of ODP's to December 31, 1995 for developed countries and December 31, 2005 for developing countries.

Because industrial cleaning is one of the largest applications for ODPs, Kyzen was organized to develop chemical solutions and processes to replace ODPs used in the cleaning of electronic assemblies and precision metal components. Historically, materials such as chlorofluorocarbon 113 ("CFC-113") and 1,1,1, Trichloroethane ("Methyl Chloroform" or "Trich") were widely used in these applications.

In early 1991, the Company recognized that the majority of chemical cleaning products designed to replace ODPs required the use of water in the cleaning process, either as a part of the washing process or as a rinsing agent. In addition, the Company determined that most potential customers desired to recycle the rinse water in the cleaning process. The Company has developed technologies for its process water reuse machines using reverse osmosis ("RO") membranes in conjunction with distillation, activated carbon and ion exchange resins.

Kyzen has formulated four general lines of cleaning chemistries that serve different market niches. These chemistries are:

     1. semi-aqueous (Ionox);
     2. aqueous cleaner concentrates (Aquanox);
     3. metal/plastic precision cleaners which can be aqueous or semi-aqueous (Metalnox); and
     4. volatile organic chemical ("VOC") compliant cleaning agents (Lonox).

In addition, Kyzen has currently identified new product niches and is currently selling on a limited basis other specialty cleaning substances to address needs in other industries.

Most formulations used in the electronics applications are based on the Company's proprietary formulations and have patent protection. The basic ingredient of these patented formulations is a nonlinear alcohol that is derived from vegetable wastes.

Most Kyzen formulations are non-flammable and non-combustible, low in toxicity, and generally require no hazardous material shipping or storage precautions. The Company attempts to meet this standard with all its products. However, custom developed products for key high volume customers frequently have unique requirements which necessitate a departure from the above standards.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I

The Kyzen electronic cleaning chemistries have proven in laboratory and production testing to clean a wide range of electronic, metal and plastic precision components. The products developed for precision metal and plastic applications are proprietary and are usually developed to operate in a specific application. The materials used in Metalnox may or may not contain the nonlinear alcohol. However, when different raw materials are selected, they are selected based on the same attributes of low toxicity, low combustibility and treatability as found in the Company's patented products.

The Company intends to develop new cleaning chemistries and processes for the semiconductor, optics, medical, industrial and other niche cleaning markets. Kyzen believes its non-flammable, low toxicity chemistry will be an attractive alternative in such industries. The Company also believes that future product lines may be obtained through acquisitions, although the Company has entered into definitive acquisition agreements and there can be no assurance that any acquisition opportunities

Process Water Reuse Machines

The term "process water" is significant, because Kyzen currently does not plan to be a waste water reuse vendor, but rather a supplier of innovative "process water" generation and reuse technologies that can be used in closed-loop process water applications or applications that require technology to minimize or concentrate contaminants prior to pretreatment (pretreatment is the term used to describe the process used to treat discharge water prior to going to drain).

The price range of the process water reuse machines is $15,000 to $250,000 per unit, based on required capacity. The Company believes that installation of its water reuse machines facilitates the sale of Kyzen chemistries to its machine customers.

Process Rinse Water Reuse Technology. The Company's rinse water reuse machines are based on proprietary RO technology. In the process of RO, contaminated water is pressurized into membranes which concentrate contaminates on one side of the membrane allowing clean water to pass through to the other side. A large scale, high volume RO system will typically concentrate the fluid contaminants into 10% to 20% of the original water volume, and this technology is often applied to the purification of tap water. Kyzen applies this RO process technology to the reuse of process rinse water from cleaning systems. In rinse water reuse, the Company's RO processes enable 80% to 90% of the rinse water to be returned to the rinsing process.

Concentrate Fluid Reuse and Distillation Units. The concentrated water from the Company's RO process may be discharged, subject to governing regulations, or can be further concentrated by distillation. In distillation, the waste is concentrated further by heat, and additional water is recycled to the process, resulting in a reduction in the volume of waste from the process.

Equipment Products and Peripherals

Kyzen's Equipment Products and Peripherals EP&P group has a clear mission:
 ..enhancing processes and eliminating obstacles in the implementation of Kyzen Chemistry and Products.

Enhancing processes is a central aspect of Kyzen's process validation concept, drawing maximum benefit from our Cleaning Applications and Evaluation Center in Manchester, NH. This includes in house testing, and field support to optimize our customers equipment in the field. Eliminating obstacles is critical to every sale. In our case, the EP&P group will fabricate chemical handling stations or devices which are frequently required in a new cleaning system. Implementation is where the rubber hits the road, and business begins. This runs the gamut from IBC-188s, water reuse systems, or field integration and implementation of any or all such systems.

Competition

The industry of cleaning electronic and metal products is undergoing rapid change as companies search for new technology to replace processes based on ozone depleting chemicals. The market is rapidly moving from a commodity market supplied by major chemical companies to a series of highly fragmented niche markets supplied by focused specialty chemical companies. There are numerous competitors in this fragmented industry management believes its most significant competitors are Petroferm(R) (Bioact(R) and former DuPont Axarel(R) line), Church & Dwight (Armakleen(R), Alpha Metals, Multicore, Kester, and Dr. O.K. Wack Chemie.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I

Dependence on Suppliers and Others

The Company purchases its raw materials, components, and finished machines from a variety of sources. While the Company believes that it is generally not significantly dependent on any sole supplier for raw materials, components and finished machines, it has, in the past, relied on one chemical producer for its supply of the alcohol used in many of the Company's cleaning formulations. There can be no assurance that any raw material or other components and systems utilized by the Company will continue to be available at reasonable prices in the volume required for the Company to meet its customers' orders.

Production and Supply

The production of the Company's chemistries involves the blending of specific chemicals purchased from third party chemical manufacturers in the open market. The costs of the Company's basic chemical raw materials, other than the nonlinear alcohol, are widely available from numerous sources. The nonlinear alcohol is currently available from only two producers, both of which are operating at levels below capacity.

Sales and Distribution

Marketing. The Company believes that there are a number of precision cleaning market niches ranging in size from $5 million to $50 million in which the Company attempts to maintain a competitive advantage. The Company is now established in the electronic assembly market niche. The Company is currently developing other niches such as electronic hybrids, precision metal parts, batteries, optics, medical devices and semiconductor wafers.

Establishment of a Process Center. A process center is a demonstration facility in which customers can view the effectiveness of the Company's cleaning and water reuse technologies. It is also a nurturing ground for the development of Kyzen technologies. The Company currently operates one comprehensive process center at its Manchester, New Hampshire facility.

Further Development of a Regional Sales Force. One of the primary marketing challenges facing the Company is the selling of its innovative technologies to customers who have limited experience with water based cleaning and reuse processes. The information challenges of these sales require long relationship building periods, supplemented by considerable problem solving of process, chemistry, operating cost, and regulatory concerns.

The Company is complementing its manufacturer representative network with a direct regional sales force. Direct sales engineers and implementation personnel have been hired in key geographic regions in the United States.

Customers

During the past 12 months, no customer accounted for more than 10% of the Company's revenues. The Company's management believes that the loss of any one customer would not have a material adverse effect on the Company's business.

Patents

The Company jointly holds two patents for its chemical cleaning formulations in the United States. The Company also has obtained one patent in each of Mexico, Taiwan and Australia and has patents pending in Europe and Japan. These existing patents, which expire between 2009 and 2014, and pending patents are jointly owned by the Company and Delco, a division of General Motors. Delco retains the right to use chemistry developed under the patents, and the Company retains the right to market the patented formulations. Delco is not entitled to receive royalties or license fees from the Company on the chemical cleaning products manufactured and sold by the Company. However, if the Company enters into a license or royalty arrangement for the patented formulations, the resulting license fee or royalties would be shared between the Company and Delco. The Company currently has numerous patents on file relating to current and future market segments.

Future Legislation and Governmental Regulation

The Company believes that the demand for its products is directly related to governmental responses to and public concern with ozone depletion, CFC elimination and air and water contamination. If there were to be less public concern over ozone depletion or water contamination or less governmental pressure to remedy such problems, there could be substantially reduced demand for the products offered by the Company. Although the Company is not aware of any pending or proposed federal legislation or regulation that could adversely affect its products, chemicals or

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I

services, any such legislation or regulation in the future that limits the sale of the Company's products or components or limits the methods by which those products are manufactured, installed or serviced, could have a material adverse impact on the Company.

Research and Development

The Company's research and development expenses in 1995 and 1996 were $224,508 and $576,308, respectively. Of these amounts, $170,840 and $402,646 was spent for chemical research and development in 1995 and 1996, respectively. Research and development activities are expensed as incurred because the majority of the Company's research and development activities consist of developing technically feasible products and processes. The Company will continue to maintain a high level of development activity in order to create new and better products and processes as required by niche markets.

Employees

As of December 31, 1996, the Company had 37 full time employees and 2 part time employees. The Company considers its employee relations to be satisfactory. The Company believes that additional staff will be required to properly support increased marketing, sales, development, and support functions. The Company intends to hire support staff and other personnel as they are needed.

Environmental, Health and Safety Considerations

The Company and its operations are subject to certain Federal, state and local laws and regulations relating to the discharge of pollutants into the air and water, worker exposure to the chemical formulations manufactured and sold and established standards for the reuse, storage and disposal of hazardous wastes. The Company believes that its operations are in compliance with current laws and regulations relating to such matters. The Company derives a large portion of its revenue from the sale of blended products made from finished materials purchased from various chemical manufacturers. These chemical materials are periodically evaluated and/or re-evaluated by these third party chemical suppliers for potential adverse health effects due to exposure or overexposure to the chemical materials.

Item 2.  Description of Property
--------------------------------

Facilities

The Company's headquarters, research and development laboratory, chemical marketing and chemical manufacturing facilities occupy approximately 18,000 square feet located at 430 Harding Industrial Dr., Nashville, Tennessee 37211. The Company directs its sales, engineering, process water reuse machine production and specialty machine manufacturing from a facility consisting of approximately 11,300 square feet located at 540 Commercial Street, Manchester, New Hampshire.

The Company conducts its operations from leased facilities under an operating lease agreement. As of December 31, 1996, including lease agreements entered into subsequent to year end, future minimum annual rental payments are summarized as follows:

                     1997                    $148,530
                     1998                     117,275
                     1999                       7,788

Total rent expense was $80,208 in 1995 and $127,126 in 1996. Included in the amount for 1996 is approximately $65,146 of rents paid to a shareholder. The Company has options to renew its leases on all its facilities for up to three additional years.

The Company carries general property and casualty insurance in an amount management considers to be adequate.

Item 3.  Legal Proceedings
--------------------------

As of December 31, 1996, the Company was not party to any legal proceedings.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the annual meeting of stockholders dated July 19, 1995, the stockholders approved an amendment to the Company's Corporate Bylaws to modify the terms of service for the members of the Board of Directors, whereby the permitted terms of service were modified to allow for three year terms, to be staggered such that approximately one third of the Board of Directors are up for election each year.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

The Company's securities, Class A Common Stock (KYZN) and Warrants to purchase Class A Common Stock (KYZNW), are quoted on the NASDAQ Small Cap Market and listed on the Boston Stock Exchange (KYZ and KYZW). The Stock and Warrant prices for the previous six quarters is presented in the table below.

                                                                Class A
                                                 Warrants     Common Stock
                                                High    Low    High    Low
                                               ------  -----  ------  -----
Quarter ended:  September 30, 1995             1 5/32  11/16   3 1/8  2 3/8
                December 31,  1995              25/32    1/2   2 3/4  2 3/8
                March 31, 1996                  31/32    1/2  3 5/16  2 1/2
                June 30, 1996                  1 9/16    1/2       5      2
                September 30, 1996              1 1/8   9/16  4 1/16  2 7/8
                December 31, 1996                 5/8   3/16   3 1/8  1 5/8

There were approximately 1,400 shareholders of record of Class A Common Stock on December 31, 1996.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II

Item 6.
-------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 1995 and December 31, 1996

Net sales for the year 1996 from all business activities increased approximately 25% or $1,002,653 to $4,959,002, while net chemical sales increased 18% from 1995. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who are converting from ozone depleting processes and chemicals. Sales of equipment, processes and peripheral systems have increased due to increased sales and marketing efforts.

Gross profit for 1996 increased 19% or $369,733 to $2,350,781 as compared to $1,981,048 in 1995. This $369,733 increase is attributable to increased domestic sales volume of the Company's cleaning agents, as well as increased sales of equipment, processes, and peripheral systems. Gross profit margins on chemical sales remained constant at 58% for 1995 and 1996, while gross profit margins from all business activities decreased from 50% in 1995 to 47% in 1996, reflecting lower margins on equipment, process and peripheral manufacturing.

Selling, general, and administrative expenses for the year ended December 31, 1996 increased 43% or $789,022 to $2,640,983 in 1996 as compared to $1,851,961 for 1995. This increase reflects augmented spending on advertising, selling expenses, and expenses associated with being a public company, and expenses associated with hiring and relocating sales personnel during 1996.

Research and development expenses for 1996 increased 157% or $351,800 to $576,308 from $224,508 for 1995. This increase reflects the Company's continued efforts in development projects for new products and processes with current and potential customers and expenses associated with development of a new machine product line. One of the new product lines consists of specialty cleaning machines that will be built to specific customer order.

Operating Income for 1996 decreased 808% or $771,089 to a loss of $866,510 from a loss of $95,421 for the year ended December 31, 1995. This decrease is due primarily to the increased research and development expenses in developing a new line of specialty cleaning machines and increased sales and marketing expenses in anticipation of greater sales growth in the future.

Interest income for 1996 increased 16% to $126,481 from $108,743 for 1995. This $17,738 increase is due to higher cash balances during 1996 as a result of the excess cash available from the public offering being invested in investment grade commercial paper and similar financial instruments.

Interest expense for 1996 decreased 88% to $16,591 from $143,079 in 1995. The decrease of $126,488 in interest expense reflects the results of the extinguishment of debt with the proceeds of the Company's initial public offering.

Comparison of Years Ended December 31, 1994 and December 31, 1995

Net sales in 1995 increased 25% or $780,415 to $3,956,349 from $3,175,934 in
1994. This increase was due to higher sales volume of the Company's chemical cleaning agents to existing customers, sales to new customers who are converting from ozone depleting processes and chemicals, increased sales and marketing efforts, increased sales of water reuse systems, and sales of specialty cleaning machines.

Gross profit for 1995 increased 18% or $304,365 to $1,981,048 from $1,676,683 for 1994. This increase reflects higher sales volume, shifting product mix, and expenditures associated with developing a line of specialty cleaning machines. Gross profit margins decreased from 53% in 1994 to 50% in 1995, primarily reflecting a shift in product mix and the lower margins associated with manufacturing equipment, process and peripheral systems.

Selling, general and administrative expenses for 1995 increased 27% or $398,122 to $1,851,961 as compared to $1,453,839 in the prior year. The increase reflects an increased marketing effort, increased personnel, and one-time charges of approximately $200,000 related to the public offering.

Research and development expenses during 1995 increased by 31% or $52,598 to $224,508 from $171,910 during 1994. This increase reflects the Company's continued efforts in development projects for new products and processes

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II

with current and potential customers and expenses associated with development of a new specialty cleaning machine product line.

Operating income for 1995 decreased from income of $50,934 in 1994 to a loss of $95,421 in 1995. This decrease is due primarily to the increased research and development expenses in developing a new specialty cleaning machine product line.

Interest income for 1995 increased 122% or $59,749 to $108,743 from $48,994 for 1994. This increase is due to the greater cash resources available to the Company during 1995, than in 1994 as a result of the initial public offering completed in August 1995.

Interest expense for 1995 increased 19% or $23,246 to $143,079 in 1995, as compared to $119,833 for 1994. This increase reflects the increased borrowings related to the bridge loan offering in 1995. This increased debt provided funding for expenditures related to the initial public offering and working capital expenditures made in 1995.

Net loss increased from $19,905 in 1994 to $244,599 in 1995. The loss in 1995 was due in part to an extraordinary loss booked during the third quarter of 1995 in the amount of $114,843 from the early extinguishment of debt relating to previous financing arrangements. The Company accreted $97,657 of Class B Common Stock to redemption amounts in 1994 and $248,326 in 1995. This resulted in net losses allocable to Class A common shareholders of $117,562 in 1994 compared with $492,925 in 1995.

Accounting Standards
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company adopted the provisions of this statement effective January 1, 1996, and adoption did not materially impact the Company's financial condition or results of operations.

In October 1995, SFAS Statement No. 123, "Accounting for Stock-Based Compensation" was issued. The Company will continue to measure compensation costs for its employee stock compensation plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123. SFAS No. 123 does, however, require disclosure of the pro forma effect of stock-based compensation. This information is disclosed in the footnotes to the financial statements.

Forward-Looking Statements
Management has included below certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers and distributors of chemical raw materials; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary customers; and the ability of the Company to develop new, competitive product lines.

Liquidity and Capital Resources
The Company's primary sources of funds are cash generated from operating activities and a secured line of credit, and its initial public offering in 1995. The Company's primary uses of funds are research and development of new product lines, purchase of capital equipment, and sales and marketing activities. Depending on the level of expansion and acquisition activities in the future, in order to meet the Company's long-term liquidity requirements, management anticipates that the Company's cash from operating activities will continue to increase as a result of increased sales volume, and management expects to seek additional equity or debt financing when market conditions are favorable. There can be no assurance, however, that equity and debt markets will be favorable sources of funding at such times as the Company wants to grow its business or repay or refinance debt.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II

On August 4, 1995, the Company completed an initial public offering of its Class A Common Stock. The Company received net proceeds of approximately $5,025,000 after underwriters' discounts, commissions and costs of the offering. Prior to the offering, the Company financed its working capital requirements through the private placement of equity and debt.

As of December 31, 1996, the Company had working capital of $1,994,994, compared to $2,794,891 as of December 31, 1995. This represents a decrease of $799,897, or 29% from 1995. This decrease resulted primarily from the funding of operating costs and expenses related to the development of a new specialty cleaning machine line.

In March 1996, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance. As of December 31, 1996, there was no balance outstanding on this line of credit.

Cash used by operations of $625,072 in 1996 represented a $43,266 decrease over cash used by operations of $668,338 during 1995. This decrease resulted from losses from operations, increases in accounts receivable, and changes in accounts payable balances.

Cash used by investing activities of $183,363 in 1996 represented a $820,934 decrease over cash used by investing activities during 1995 of $1,004,297. This decrease was due mainly to the increase in short-term investments during 1995.

Cash used by financing activities of $58,635 in 1996 represented a decrease of $3,141,301 from cash provided by financing activities of $3,199,936 during 1995. This difference was due to the cash provided by the issuance of stock pursuant to the initial public offering, repurchase of Class B Common Stock, and repayment of debt during 1995 and the reduction in debt and repurchase of Class A Common Stock during 1996.

In 1995, the Company reclassified $257,236 from stockholders' equity to current liabilities to accrue for a potential obligation associated with a put option related to the bridge loan offering, a combination debt and equity offering sold in anticipation of the initial public offering. This put option expired on August 4, 1996 without any bridge loan holder having exercised it, and the amount was reclassified from current liabilities to additional paid-in-capital. Additionally, the Company accrued $59,796 of interest expense to current liabilities for an obligation associated with a put option granted to a shareholder. This option was exercised in August 1996 and the Company acquired 100 shares of its Class A Common Stock as a result of this transaction. The Company recorded the acquisition of treasury stock of $313 and the reduction of the current liability.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least twelve months from the end of the fiscal year. In the event that the Company's plans change, its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise) the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategies.

The Company's cash requirements for 1997 and beyond will depend primarily upon the level of sales, product development, sales and marketing expenditures, timing of expansion plans and capital expenditures.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II

Item 7. Financial Statements
----------------------------

                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Independent Accountants                                         14

Balance Sheet as of December 31, 1995 and 1996                            15

Statement of Operations for the years ended December 31, 1995 and 1996    16

Statement of Changes in Shareholders' Equity (Deficit) for the years
   ended December 31, 1995 and 1996                                       17

Statement of Cash Flows for the years ended December 31, 1995 and 1996    18

Notes to Financial Statements                                             19


                       Report of Independent Accountants


To the Board of Directors
and Shareholders of
Kyzen Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Kyzen Corporation at December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Nashville, Tennessee
January 23, 1997

KYZEN CORPORATION
-------------------------------------------------------------------------------
BALANCE SHEET



                                                                               December 31,
                                                                            1995          1996
                                                                        ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $ 1,608,890   $   741,820
  Short-term investments                                                    704,608       528,416
  Accounts receivable, net of allowance
     for doubtful accounts of $9,516 in 1995,
     and $16,338 in 1996                                                    630,264       860,785
  Costs and estimated losses in excess of billings
     on uncompleted contracts                                               140,056        80,321
  Inventory                                                                 172,581       205,126
  Other                                                                      21,239        37,137
                                                                        -----------   -----------
     Total current assets                                                 3,277,638     2,453,605
Property and equipment, net                                                 519,982       786,797
Patents, net                                                                 91,445        99,243
Interest receivable from related parties                                     87,105       124,839
                                                                        -----------   -----------

     Total assets                                                       $ 3,976,170   $ 3,464,484
                                                                        ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable and capital lease obligations, current                                 $     5,610
  Accounts payable and accrued expenses                                 $   169,241       432,088
  Accounts payable to related parties                                         8,735        20,913
  Put repurchase obligation                                                 304,771
                                                                        -----------   -----------
     Total current liabilities                                              482,747       458,611

  Notes payable and capital lease obligations                                               6,697
                                                                        -----------   -----------
     Total liabilities                                                      482,747       465,308
                                                                        -----------   -----------
Commitments and contingencies  (Note 10)
Mandatorily redeemable Class B Common
  Stock, 1,200,000 shares authorized,
  no shares issued or outstanding in 1995 or 1996
Shareholders' equity (deficit):
  Preferred stock, $0.001 par value, 10,000,000
  shares authorized, no shares issued or outstanding in 1995 or 1996
  Class A Common Stock, $0.01 par value, 30,000,000
  shares authorized, 4,917,322 shares issued and outstanding in 1995, 4,999,948 and 4,999,848 shares issued and outstanding,
  respectively, in 1996                                                      49,174        50,000
Additional paid-in capital                                                5,031,560     5,293,420
Treasury stock, at cost                                                                      (313)
Accumulated deficit                                                      (1,587,311)   (2,343,931)
                                                                        -----------   -----------
     Total shareholders' equity                                           3,493,423     2,999,176
                                                                        -----------   -----------

     Total liabilities and shareholders' equity                         $ 3,976,170   $ 3,464,484
                                                                        ===========   ===========

                                 Page 15 of 31
--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the financial statements

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF OPERATIONS


                                                                           For the year ended
                                                                              December 31,
                                                                           1995          1996
                                                                        -----------   -----------
Net sales                                                               $ 3,956,349   $ 4,959,002
  Cost of sales                                                           1,975,301     2,608,221
                                                                        -----------   -----------
Gross profit                                                              1,981,048     2,350,781
Operating costs and expenses:
  Selling, marketing, general and administrative                          1,851,961     2,640,983
  Research and development expenses                                         224,508       576,308
                                                                        -----------   -----------
     Total operating expenses                                             2,076,469     3,217,291
                                                                        -----------   -----------
     Operating loss                                                         (95,421)     (866,510)
Other income (expense):
  Interest income                                                           108,743       126,481
  Interest expense                                                         (143,079)      (16,591)
                                                                        -----------   -----------
     Total other income (expense)                                           (34,336)      109,890
                                                                        -----------   -----------
Loss before extraordinary item                                             (129,757)     (756,620)
Extraordinary loss from early extinguishment of debt                       (114,842)
                                                                        -----------   -----------
Net loss                                                                   (244,599)     (756,620)
Accretion of Class B Common Stock
  to redemption amounts                                                    (248,326)
                                                                        -----------   -----------
Net loss allocable to Class A common shareholders                       $  (492,925)  $  (756,620)
                                                                        ===========   ===========

Earnings per share:
  Loss before extraordinary item allocable
    to Class A Common Shareholders                                           $(0.09)       $(0.15)
  Extraordinary item                                                         $(0.03)
  Net loss allocable to Class A Common Shareholders                          $(0.12)       $(0.15)
  Weighted average shares outstanding                                     4,052,110     4,964,549

                                 Page 16 of 31
--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the financial statements

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                              Class A         Additional
                                           Common Stock         Paid-in    Treasury   Accumulated
                                         Shares     Amount      Capital      Stock      Deficit        Total
                                       ----------  ---------  -----------  ---------  ------------  -----------

Balance at December 31,1994            3,285,822   $ 32,859   $  461,442              $(1,342,712)  $ (848,411)

Issuance of stock                      1,706,126     17,061    5,074,934                             5,091,995

Redemption of Class A
  Common Stock                           (74,626)      (746)    (256,490)                             (257,236)

Accretion of redeemable
  Class B Common Stock                                          (248,326)                             (248,326)

Net loss                                                                                 (244,599)    (244,599)
                                       ----------  ---------- ----------   ----------  ----------   ----------

Balance at December 31, 1995           4,917,322   $ 49,174   $5,031,560          -   $(1,587,311)  $3,493,423

Issuance of stock                          8,000         80        5,370                                 5,450

Expiration of put obligation              74,626        746      256,490                               257,236

Repurchase of Common Stock                  (100)                              (313)                      (313)

Net loss                                                                                 (756,620)    (756,620)
                                       ----------  ---------- ----------   ----------  ----------   ----------

Balance at December 31, 1996           4,999,848   $ 50,000   $5,293,420      $(313)  $(2,343,931)  $2,999,176
                                       =========   ========   ==========   ========   ===========   ==========

                                   17 of 31
--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the financial statements

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS


                                                                               For the year ended
                                                                                  December 31,
                                                                               1995          1996
                                                                            -----------   ----------
Cash Flows from Operating Activities:
  Net loss                                                                  $  (244,599)  $ (756,621)
  Adjustments to reconcile net income to net cash
     provided (used)  by operating activities:
       Non-cash extraordinary item                                              114,842
       Depreciation and amortization                                             84,496      154,642
       Non-cash interest charge                                                  49,361       11,948
       Increase in accounts receivable                                          (38,927)    (230,521)
       (Increase) decrease in costs and estimated losses
        in excess of billings on uncompleted contracts                         (140,056)      59,735
       Increase in inventory                                                   (100,957)     (85,649)
       (Increase) decrease in other current assets                               69,783      (15,898)
       Increase in interest receivable from related parties                     (41,868)     (37,734)
       Increase (decrease) in accounts payable
        and accrued expenses                                                   (420,413)     275,026
                                                                            -----------   ----------
          Net cash used by operating activities                                (668,338)    (625,072)
                                                                            -----------   ----------
Cash Flows from Investing Activities:
  (Increase) decrease  in short-term investments                               (704,608)     176,192
  Purchase of fixed assets                                                     (289,072)    (343,936)
  Purchase of patent rights and related expenditures                            (10,617)     (15,619)
                                                                            -----------   ----------
          Net cash used by investing activities                              (1,004,297)    (183,363)
                                                                            -----------   ----------
Cash Flows from Financing Activities:
  Payments on related party notes payable                                      (177,000)
  Issuance of stock                                                           5,025,256        5,450
  Repurchase of Class A Common Stock                                                         (59,796)
  Repurchase of Class B Common Stock                                           (875,000)
  Proceeds from issuance of note payable                                         53,252
  Payment on note payable                                                      (826,572)      (4,289)
                                                                            -----------   ----------
          Net cash provided (used) by financing activities                    3,199,936      (58,635)
                                                                              ---------   ----------
Net increase (decrease) in cash and cash equivalents                          1,527,301     (867,070)
Cash and cash equivalents at beginning of year                                   81,589    1,608,890
                                                                            -----------   ----------
Cash and cash equivalents at end of year                                    $ 1,608,890   $  741,820

Supplemental cash flow information:

Cash used for interest payments was $100,552 in 1995 and $59,320 in 1996. The Company paid no income taxes in 1995 and 1996.

Supplemental disclosure of non-cash investing and financing activities:

The Company reclassified inventory of $65,607 to fixed assets in 1995, and $53,104 in 1996.

The Company offset $74,053 of deferred charges against the proceeds of the initial public offering in 1995.

The Company converted short and long term notes payable of $486,260 into bridge loan units during 1995.

                                 18 of 31
--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the financial statements

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Kyzen Corporation ("Kyzen" or the "Company") was incorporated under the laws of the State of Utah on March 9, 1990. Kyzen was formed to develop environmentally safe chemical solutions to replace ozone-depleting chlorinated solvents. The Company manufactures or markets (1) environmentally acceptable chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components, (2) process water reuse machines used in these chemical cleaning applications, (3) specialty cleaning machines, and (4) integrated process support services. These products and services can be sold as a package, as a cleaning process or as separate items that can be integrated into the customer's cleaning process. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one business segment. Sales to customers outside the United States totaled $533,578 in 1995, and $463,464 in 1996 representing approximately 14% and 9% of 1995 and 1996 net sales, respectively. No individual customer or foreign country accounts for more than 10% of the Company's revenues in 1995 or 1996.

Summary of Significant Accounting Policies

Cash, Cash Equivalents and Short Term Investments

The Company considers securities with an original maturity of three months or less to be cash equivalents. By Company policy, short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. government and its agencies, and other short-term investment funds.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1995. The Company determined all of its investments currently held in debt and equity securities are trading securities as defined by SFAS 115 and as such are reported at fair value. Prior to adoption of SFAS 115, cash, cash equivalents and short-term investments were stated at cost. Unrealized holding gains and losses recognized in earnings during 1995 and 1996 were not significant. Accordingly, the adoption of SFAS 115 did not have a significant impact on the Company's financial condition or results of operations.

Fair value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

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

Revenue Recognition

Revenue from chemical products or services is recognized based upon shipment of products or performance of services. Revenues and profits are recorded using the percentage of completion method for certain contracts based on the product type, contract size and duration of the time to completion. The percentage of completion is determined by relating the actual costs of work performed to date to the current estimated total cost of the respective contracts. Revenues and profits on all other contracts are recorded as shipment is made. If estimated total costs on any of these contracts indicate a loss, the entire amount of the estimated loss is recognized immediately. Costs reduced by estimated losses in excess of billings on uncompleted contracts, as reflected on the accompanying balance sheet, represent revenues recognized in excess of amounts billed.

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Carrying values of cash, short-term investments, accounts receivable, accounts payable, and put repurchase obligations approximate fair value due to the short-term maturities of these assets and liabilities.

Inventories

Inventories are valued at the lower of cost or market with cost determined using the weighted average, first in, first out (FIFO) method.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities.

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives (2 to 12 years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as of January 1, 1996. Based upon a review of its assets, the Company determined no impairment exists at December 31, 1996. Accordingly, the adoption of SFAS 121 did not have a significant impact on the Company's financial condition or results of operations.


Deferred Charges

Deferred financing costs of $29,922 related to the issuance of debt in prior years were charged to extraordinary loss in 1995 due to the extinguishment of debt (Note 7).

Patent Costs

Patent costs, including the purchase of patent rights (Note 10) and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization amounted to $34,856 and $42,677 in 1995 and 1996, respectively. Impairment of the accounting value of the patent costs is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1995 and 1996, no impairment was indicated.

Research and Development Costs

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Per Share Data

Net loss per Class A Common Share is calculated based on weighted average shares of Class A Common Stock outstanding. The weighted average number of shares has been adjusted to reflect as outstanding, for each period presented using the treasury stock method at the closing price on the NASDAQ Small Cap Market on the last day of the year, all shares issued and issuable upon the exercise of stock options granted subsequent to March 31, 1994 unless the result is anti-dilutive.

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Accretion of the mandatorily redeemable Class B Common Stock increases the loss or reduces the income available to Class A common shareholders.

Supplementary per share data (unaudited) giving effect to the redemption of the Class B Common Stock, and repayment of the bridge and short term notes payable, as of January 1, 1995, is also presented. Net loss allocable to Class A Common shareholders is adjusted by $342,046 at December 31, 1995 to eliminate the accretion of Class B Common Stock and reflect the reduction in interest expense related to bridge and short term notes payable. The weighted average shares outstanding (unaudited) used to calculate supplementary pro forma earnings per share are based on weighted average shares outstanding at December 31, 1995, as adjusted for: (i) 160,692 shares at December 31, 1995, being sold in the initial public offering to redeem the Class B Common Stock; and (ii) 145,567 shares at December 31, 1995, being sold in this offering to repay the bridge notes payable.

                                                                       1995
                                                                      -------

Supplementary pro forma net loss per share (unaudited)            $    (0.03)
Supplementary pro forma weighted average
  shares outstanding (unaudited)                                   4,358,369


NOTE 2 - NOTES RECEIVABLE

Prior to 1995, the Company advanced funds to certain officers and employees for promissory notes. The notes bore interest at 5% and were unsecured. Both interest and principal of approximately $78,000 were repaid through a bonus to these officers and employees in 1995.

Certain officers and key employees of the Company exercised stock options during 1994 in exchange for non-recourse promissory notes. The notes bear interest at 5% per year and are secured by the Company's stock. Both principal and interest are due January 2000. The non-recourse notes receivable principal balance of $906,263 at December 31, 1996 has been reflected as a reduction of shareholders' equity. Interest receivable of $87,103 and $124,839 at December 31, 1995 and 1996, respectively, is included in non-current assets.

NOTE 3 - COSTS AND ESTIMATED LOSSES ON UNCOMPLETED CONTRACTS

Costs and estimated losses incurred on uncompleted contracts incorporate the following:

                                                                                   December 31,
                                                                                 1995        1996
                                                                              ---------   ----------
Costs incurred on uncompleted contracts                                       $270,779    $ 681,071
Estimated losses                                                               (48,133)    (254,159)
                                                                              --------    ---------
                                                                               222,646      426,912
Less:  Billings to date                                                         82,590      346,591
                                                                              --------    ---------
Costs and estimated losses in excess of billings on uncompleted contracts     $140,056    $  80,321
                                                                              ========    =========

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INVENTORY

Inventory consists of the following:
                                                           December 31,
                                                         1995       1996
                                                       --------   --------
    Raw materials                                      $109,856    100,523
    Work in process                                                 50,818
    Finished goods                                       62,725     53,785
                                                       --------   --------
                                                       $172,581   $205,126
                                                       ========   ========

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                             December 31,
                                                          1995         1996
                                                        ---------   ----------
Manufacturing equipment                                 $ 303,317   $  501,129
Office furniture and fixtures                             203,124      307,164
Demonstration equipment                                    87,544      186,906
Leasehold improvements                                     75,423       84,053
                                                        ---------   ----------
                                                          669,408    1,079,252
Less--accumulated depreciation                           (149,426)    (292,455)
                                                        ---------   ----------
                                                        $ 519,982   $  786,797
                                                        =========   ==========

There were no assets under capital lease at December 31, 1995 and $17,008 at December 31, 1996. Depreciation expense totaled $70,666 in 1995 and $143,029 in 1996. Included in depreciation expense in 1995 and 1996 was $13,830 and $2,025, respectively, related to the amortization of assets under a capital lease.
There was no accumulated amortization at December 31, 1995 as the applicable lease was bought out. Included in accumulated depreciation at December 31, 1996 was $2,025 related to the accumulated amortization of assets on capital lease.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                     December 31,
                                                    1995      1996
                                                  --------  --------
Accounts payable                                  $169,241  $380,336
Deferred revenue                                              30,365
Taxes payable                                                  8,883
Customer deposits                                              6,000
Vacation time accrual                                          6,504
                                                  --------  --------
                                                  $169,241  $432,088
                                                  ========  ========
NOTE 7 - NOTES PAYABLE

Related Party Short Term Notes Payable

During 1994, the Company entered into an informal short term borrowing arrangement with a group of investors, evidenced by a series of notes. The Company was required to pay interest monthly with principal due upon the earlier of two months after demand or nine months after the date of the borrowing. $190,000 of these notes were converted to bridge loan units during 1995 which were subsequently repaid. The remaining balance of these notes was repaid with the proceeds of the initial public offering. Interest expense in 1995 on these obligations was $23,140.

The Company borrowed and repaid $25,000 from a shareholder and officer of the Company during 1995. Interest paid on this note amounted to $2,124.

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Capital Lease and Put Option Obligations

The Company has capital lease obligations totaling $12,307 at December 31, 1996. Of this amount, $5,610 is classified as current. Minimum payments on capital leases over the next three years are as follows:

                                                  1997  $ 6,514
                                                  1998    6,514
                                                  1999    1,086
                                                        -------
                                                         14,114
                                      Imputed interest   (1,807)
                                                        -------

                          Net capital lease obligation  $12,307
                                                        =======

During 1995, all outstanding notes payable and capital lease obligations were repaid with proceeds from the initial public offering, as such there were no notes payable and capital leases at December 31, 1995. As a result of these repayments, the Company recorded an extraordinary loss of $114,842 due to the early retirement of its outstanding bridge loan units of approximately $646,000. The loss was comprised of the write-off of $29,922 of debt issuance costs and $84,920 of unaccreted discounts.

The Company refinanced a note payable in the amount of $296,259 in January 1994. The Company granted a put option to the note holder in relation to the refinancing. This put option was exercised in August 1996 and as a result the Company acquired 100 shares of its Class A Common Stock for value plus an interest factor totaling $59,483.

In March 1996, the Company obtained a line of credit expiring April 1997 in the amount of $500,000 secured by certain assets of the Company including cash and accounts receivable. Due to the substantial net operating loss, the Company did not comply with certain financial covenants at December 31, 1996 and accordingly has received waivers with respect to such covenants. No amounts were borrowed on this line of credit during 1996 and thus there was no balance outstanding at December 31, 1996. The Company paid commitment fees of $6,280 on this line of credit during 1996.

NOTE 8 - CAPITAL STOCK

Common Stock

The Company's common stock comprises two classes, A and B. The latter class provided redemption and/or other rights not available to Class A common shareholders. The Company has 30,000,000 shares of $0.01 par value Class A Common Stock authorized and 1,200,000 shares of $0.001 par value Class B Common Stock authorized.

The Company's Class B redeemable common stock shares and amounts are as follows:

                                                 Shares      Amount
                                                ---------  ----------

Balance at December 31, 1994                     415,935   $ 697,277
Class B Redemption                              (415,935)   (945,603)
Accretion                                                    248,326
                                                --------   ---------
Balance at December 31, 1995                           0   $       0
                                                ========   =========

There were no transactions involving Class B redeemable Common Stock during 1996.

Initial Public Offering

On August 4, 1995, the Company consummated an initial public offering of 550,000 units at an offering price of $11.50 per unit. Each unit consisted of three shares of Class A Common Stock and warrants to purchase three additional shares of Class A Common Stock at an exercise price of $5.00 per share. The warrants are exercisable any time after February 4, 1996 until August 4, 2000. The warrants are subject to redemption by the Company at $0.05 per warrant at any time on thirty days prior written notice, provided that the closing price or the closing bid quotation for the Class A Common Stock has equaled or exceeded $7.50 for ten consecutive trading days. The

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

offering yielded the Company proceeds of approximately $5,545,000 net of the underwriters' discounts. Offering costs totaled approximately $520,000.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to establish the terms and rights of the preferred stock.

As of December 31, 1995 and 1996 there were no preferred shares issued or outstanding.

Bridge Loan Unit Offering

The Company sold approximately 3 units each comprising 2,500 shares of detachable Class A Common Stock ($1.00 per share) together with $22,500 of 12% bridge notes payable during 1995 for aggregate proceeds of $75,000. The proceeds from the bridge loan unit offering were allocated between the Class A Common Stock and bridge notes based on their relative fair market value. Approximately 19.5 additional units were issued in exchange for various short and long term related party notes payable, totaling $486,260 during 1995. The bridge notes payable were repaid with the proceeds of the initial public offering in 1995.

The unit sales were made under a plan approved by the Board of Directors to sell as many as 50 combined stock/bridge loan units. The Company also granted a put option to the unit holders whereby the Company was required to repurchase 2,500 Class A Common shares per unit at a price equal to 90% of the initial public offering share price, or $3.45 per share. The put option commenced on February 4, 1996 and expired on August 4, 1996. None of the put options were exercised.

Stock Options

The Company has an incentive stock option plan. Under the Company's stock option plan, officers, directors and other key employees may be granted options, each of which allows for the purchase of shares of the Company's Class A Common Stock. The per share price of the options granted under the plan is equal to the estimated fair value of the Class A Common Stock on such date as determined by the Board of Directors, except for options granted to 10% or greater shareholders, the per share price of which is 110% of the estimated fair value. The Company has reserved 600,000 shares of Class A Common Stock for issuance upon exercise of the options. The stock options have terms of 5 to 10 years from the date of the grant and vest ratably over a three-year period, except for options granted to directors, which vest immediately. The Company also granted 106,666 options to three employees under a prior non-qualified plan; 100,166 of these options remain unexercised at December 31, 1996.

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," as of January 1, 1996. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation costs. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                   1995        1996
                                                ----------  ----------
     Net loss allocable to Class A Common
       Shareholders as reported                 $(492,925)  $(756,620)
     Net loss allocable to Class A Common
       Shareholders pro forma                    (545,749)   (906,270)
     Net loss per share allocable to Class A
       Common Shareholders as reported              (0.12)      (0.15)
     Net loss per share allocable to Class A
       Common Shareholders pro forma                (0.13)      (0.18)

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

                                                1995           1996
                                              ---------    ------------
     Expected dividend yield                       0%             0%
     Expected stock price volatility            41.8%          65.3%
     Risk-free interest rate                    6.10%          6.78%
     Expected life of options                 10 years     5 - 10 years

The weighted average fair value at date of grant for options granted during 1995 and 1996 was $1.79 and $2.64 per option, respectively.


Stock option transactions were as follows:
                                                               Weighted Average
                                         Number of Shares       Exercise Price
                                         ----------------      ----------------
Outstanding, December 31, 1994                391,833                $2.17
Granted in 1995                                65,000                 2.88
                                              -------                -----
Outstanding, December 31, 1995                456,833                $2.27
Granted in 1996                               164,000                 3.54
Exercised in 1996                              (8,000)                0.68
Forfeited in 1996                             (33,333)                3.09
                                              -------                -----
Outstanding, December 31, 1996                559,500                $2.61
                                              =======                =====

The following table summarizes information concerning currently outstanding and exercisable options:

                           Options Outstanding                                   Options Exercisable
                           -------------------                                   -------------------
  Range Of           Number       Weighted Average         Weighted          Number           Weighted
  Exercise         Outstanding        Remaining            Average         Exercisable        Average
   Prices                         Contractual Life      Exercise Price                     Exercise Price
------------------------------------------------------------------------------------------------------------------------------------

    $0.19            100,166            5.0                $   0.19          100,166           $0.19

$2.81 - $3.99        479,334            6.9                $   3.11          300,503           $2.94

                     -------                                                 -------
                     579,500                                                 400,669
                     =======                                                 =======

Voting Trust Agreement

Certain of the Company's key employees and the majority shareholder entered into a voting trust agreement on February 28, 1992 which provided for the majority shareholder to vote, in addition to its shares directly owned, 50% of 1,000,000 Class A Common shares held by the key employees until certain events occurred, including repayment of the note payable to shareholder and redemption of the Class B Common Stock. This trust terminated with the completion of the initial public offering during 1995.

These key employees also granted the majority shareholder an option to purchase up to 40% of their Class A Common Stock holdings at par value in 1992, exercisable between January 1, 1996 and February 1, 1996. This option terminated when the Company completed the initial public offering in 1995.

NOTE 9 - INCOME TAXES

The Company has no provision for income taxes in 1996 as there was no taxable income for financial reporting or income tax purposes.

At December 31, 1996, the Company had available tax basis net operating loss carryforwards to reduce future taxable income of approximately $1,419,057 which expire through 2011.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

The difference between available tax basis and financial statement carryforwards is due to recognition of expenses in different periods for financial reporting and federal income tax purposes. The tax effect of these temporary differences gives rise to deferred tax assets and consist of the following:

                                                   December 31,
                                                1995        1996
                                              ---------   ---------
Capitalized start-up costs                    $  38,481   $  17,272
Net operating losses                            336,035     538,674
Estimated losses on construction contracts                   96,479
Other                                            23,974      37,633
                                              ---------   ---------
Deferred tax assets                             398,490     690,058
Deferred tax asset valuation allowance         (398,490)   (690,058)
                                              ---------   ---------
Total deferred taxes, net                     $   -       $   -
                                              =========   =========

The Company has fully reserved for its deferred tax assets due to uncertainty of future realization.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations from leased facilities under an operating lease agreement. As of December 31, 1996, including transactions subsequent to year end, future minimum annual rental payments are summarized as follows:


              1997                                 $148,530
              1998                                  117,275
              1999                                    7,788

Total rent expense was $80,208 in 1995 and $127,126 in 1996. Included in the amount for 1996 is approximately $65,146 of rents paid to a shareholder. The Company has options to renew its leases on all its facilities for up to three additional years.

Patents

The Company's original patents were for products developed by a founder of the Company while employed by Bix Manufacturing Company ("Bix") and Delco, a division of General Motors. The joint effort was undertaken to develop a more effective non-chlorinated fluorocarbon cleaning solvent which would be environmentally neutral. A patent was applied for jointly by Bix and Delco in 1989. The Company purchased the patent rights from Bix in 1990 and two patents were subsequently issued jointly to Kyzen and Delco in the United States. Delco retained the right to use chemistry developed under the patent and the Company retains the right to market the patented technology. However, if the Company enters into a license or royalty arrangement for the patented technology, the resulting license fee or royalty revenues will be shared jointly between Delco and the Company.

The Company has subsequently applied for and received one patent each in Mexico, Australia, and Taiwan.

The Company is also required to pay royalties to Bix (a shareholder). Royalties are based on 2% of revenues related to the patented chemistry. The Company is currently settling its royalty obligation through consulting services performed by a founder of the Company. In 1995 and 1996, $58,503 and $56,342 is recorded as royalty expense to reflect these transactions.

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company purchased approximately $84,000 and $162,000 of advertising, health insurance, and transportation services from related parties during 1995 and 1996, respectively.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

The following table sets forth certain information regarding the Company's directors and executive officers:


         Name           Age                       Position
----------------------  ---  --------------------------------------------------
Michael L. Bixenman     43   Chairman of the Board, Vice President and Director
Kyle J. Doyel           40   President, CEO and Director
Thomas M. Forsythe      39   Vice President and Director
Benjamin D. Wolfley     36   Vice President--Finance, Treasurer/Secretary
Thomas J. Herrmann      39   Vice President (effective January 1, 1997)
John A. Davis, III      63   Director
Peter J. Murphy         48   Director
Larry A. Lofgreen       35   Director
James R. Gordon         51   Director

Michael L. Bixenman has served as Chairman of the Board since June 1995, Vice President since the Company's inception in 1990 and Director since December 1994. His term expires at the Annual Meeting in 1999. Mr. Bixenman received a Bachelor of Arts - Accounting from David Lipscomb University.

Kyle J. Doyel has served as President and Director since the Company's inception in 1990, and served as Chairman of the Board from the Company's inception until February 1995. His term as Director expires at the Annual Meeting in 1998. Mr. Doyel has Bachelor of Science degrees in both Chemical Engineering and Business Administration from Oregon State University.

Thomas M. Forsythe has served as Vice President since September 1995 and a Director of the Company since June 1995. His term expires at the annual meeting 1997. He joined the Company in 1992 and served as General Manager from July 1992 to September 1995. From 1989 to 1992, Mr. Forsythe directed, as Business Manager, a WR Grace & Company business unit charged with entering the CFC free cleaning chemical market focused on the aerospace industry. Mr. Forsythe is a graduate of the United States Naval Academy with a Bachelors of Science - Operations Research/General Engineering and is a graduate of Boston University Graduate School of Management with a Master of Business Administration in Finance.

Benjamin D. Wolfley has served as the Corporate Secretary since April 1996, Vice President of Finance since September 1995, the Treasurer and financial controller since October 1993, and as a Director from February 1993 until December 1994. From 1990 to 1993, Mr. Wolfley was Chief Financial Officer for Cannon Industries, Inc., an industrial development/venture capital firm. Mr. Wolfley is a Certified Public Accountant, has a Bachelors of Arts degree in Accounting and a Bachelor of Science degree in Business Administration from the University of Utah.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III

Thomas J. Herrmann has served as Vice President since January 1, 1997. He joined the Company in 1996 and served as Marketing Manager. Mr. Herrmann is currently responsible for corporate marketing programs, new Business Development, and Product Management. From 1991 to 1996, Mr. Herrmann was the Regional Manager-Asia Pacific for Sikorsky Aircraft, a division of United Technologies Corporation. In this position, he was responsible for sales and market development of aerospace programs in Southeast Asia. Mr. Herrmann is a graduate of the United States Naval Academy with a Bachelors of Science-Oceanography/General Engineering and is a graduate of the Harvard Business School with a Masters of Business Administration-General Management.

John A. Davis III has served as a Director of the Company since August 1995. His term expires at the annual meeting in 1999. Mr. Davis is currently Of Counsel with the Rose Law Firm located in Little Rock, Arkansas and has held that position since 1993. From 1991 to 1993, Mr. Davis served as Senior Vice President and Secretary for United Dominion Industries (NYSE-UDI), a multinational construction and industrial machinery producer. Mr. Davis has served as a director for the Dickerson Group, Inc., a highway construction and real estate development company, since 1993 and Tomes Landing, Inc., a developer of waterfront real estate, since 1991. Mr. Davis received his Juris Doctorate and Bachelor of Arts from the University of Arkansas. Mr. Davis is the uncle of the wife of Mr. Doyel, President and Director of the Company.

Peter J. Murphy has served as a Director of the Company since August 1995. His term expires at the annual meeting in 1999. Mr. Murphy is currently President and Chief Operating Officer of Parlex Corporation ("Parlex") (NASDAQ/National Market-PRLX), a manufacturer of flexible interconnect systems for computer, aerospace, telecommunication and automotive applications. Mr. Murphy became President of Parlex in 1995. In 1994, he served Parlex as Executive Vice President and Chief Operating Officer. Mr. Murphy joined Parlex in 1992 as the Assistant to the President. Mr. Murphy has served as a member of the board of directors of Parlex since 1994. From 1989 to 1992, he served as President of Teledyne Electro-Mechanisms, a flexible interconnect manufacturer. Mr. Murphy has earned a Bachelor of Science from Mount Saint Mary's College and Management Systems from the University of North Carolina.

Larry A. Lofgreen has served as a director of the Company since June 1995. His term expires at the annual meeting in 1998. Mr. Lofgreen is President of CI Technologies, Inc. a systems consulting firm. Mr. Lofgreen has served as Executive Vice President of Cannon Industries, an industrial development/venture capital firm, and has held various other positions with Cannon Industries, Inc. since 1992. Mr. Lofgreen received a Juris Doctorate, a Master of Business Administration, and a Bachelor of Science in Computational Mathematics from Brigham Young University.

James R. Gordon has served as a director of the Company since July 1996. His term expires at the annual meeting in 1997. Mr. Gordon is the President and Founder of TCS Management Group, Inc., a multi-national software development company, formed in 1975. Mr. Gordon served seven years on active duty with the U.S. Army and achieved the rank of Captain. Mr. Gordon received a Masters of Business Administration from the Owens Graduate School of Management at Vanderbilt University, and a Bachelor of Science from Murray State University. Mr. Gordon currently serves on the Board of Directors and Executive Committee of the Society of International Business Fellows and is a member of the Board of Trustees of Harding Academy in Nashville, Tennessee.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III

ITEM 10.  Executive Compensation
--------------------------------

The following table shows all compensation earned or paid to the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 in each year for all services render in all capacities to the Company.

                                                                                               Securities Underlying
         Name and                                                                                  Stock Options          All Other
    Principal Position                                        Year (1)  Salary ($)  Bonus($)    (Number of Shares)      Compensation
-----------------------------------------------------------------------------------------------------------------------------------
Kyle J. Doyel, (2)
 President and Chief                                           1995      $89,958    $29,961
 Executive Officer                                             1996       95,000          0           15,000

(1) Kyzen Corporation became a reporting company for the first time during 1995, therefore no information is reported before that time.

(2) During 1995, Mr. Doyel received a "one-time" cancellation of debt owed to the Company related to the initial public offering, as a bonus.

The following table shows all Options/SARs granted to the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose total annual salary and bonus exceed $100,000.

         (a)                           (b)                   (c)              (d)              (e)
                                    Number of         Percent of Total
                                   Securities           Options/SARs
                                   Underlying            Granted to       Exercise or
                                  Options/SARs          Employees in       Base Price      Expiration
         Name                      Granted(#)           Current Year       ($/share)          Date
------------------------------------------------------------------------------------------------------
Kyle J. Doyel, President            15,000                   9%              $3.99        July 19, 2001
 and Chief Executive
 Officer

The following table shows the aggregated number of options/SARs Exercised and the values of options and SARs that remain outstanding at the end of the year.

          (a)                              (b)          (c)                        (d)                                  (e)
                                                                           Number of Securities            Value of Unexercised
                                         Shares                           Underlying Unexercised           In-the-Money/Options
                                       Acquired on     Value             Options/SARs at Year End (#)      SARs at Year End ($)
         Name                          Exercise (#)    Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Kyle J. Doyel, President                   0                $0           33,334          15,000            $0               $0
  and Chief Executive Officer

Employment Agreements

Kyle J. Doyel serves as President, Michael L. Bixenman, Thomas M. Forsythe, Benjamin D. Wolfley, and Thomas J. Herrmann serve as Vice Presidents pursuant to Employment Agreements dated January 1, 1997. The agreements provide for an initial term of one year, beginning on January 1, 1997. Thereafter, the agreements will continue for successive one-year periods until termination by 60 days notice prior to the end of an existing one year period.

In the event that more than 20% of the voting Class A Common Stock of the Company is acquired by a person or entity (other than an underwriter) which did not own or control shares of the Class A Common Stock of the Company as of January 1, 1997, and such acquisitions result in a change in control of the Company, and the Company terminates the Employment Agreements as a result of such change in control, then for a period of two years after such termination, Doyel, Bixenman, Forsythe, Wolfley, and Herrmann are entitled to receive semi-monthly severance payments equal to salary payments which otherwise would have been paid pursuant to the employment agreements.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III

The Employment Agreements contain covenants not to compete and agreements not to disclose confidential or proprietary information during the period of the Agreements and for a period of two years after termination. Doyel, Bixenman, Forsythe, Wolfley and Herrmann have agreed to salary deferral in the event the Company determines it does not have the necessary funds to pay the full amount of their salaries. If their salaries are deferred, they are entitled to interest on the deferred amount at a rate of 12% per annum, compounded monthly.

Compensation of Directors

All outside Directors of the Company are paid one thousand dollars ($1,000) per meeting physically attended. Each outside Director, Messrs. Davis, Murphy, Lofgreen, and Gordon was also granted 5,000 options to purchase Class A Common Stock at an exercise price of $3.63 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership as of December 31, 1996 of the Company's Class A Common Stock by (a) each person known by the Company to be a beneficial owner of more than 5% of the outstanding shares of Class A Common Stock and each selling shareholder, (b) each director of the Company, and (c) the individual listed in the executive compensation table. Each beneficial owner named below has advised the Company that he has sole investment and voting power with respect to the shares of Class A Common Stock shown below. The address for each of the directors is shown below. The number of shares includes options exercisable within 60 days.


   Name and Address of                                     Number of     Percent
   Beneficial Owner                                       Shares Owned    Owned
   -------------------                                    ------------   -------
   Christopher B. Cannon, 60 East South Temple,              1,322,697     25.2%
     Salt Lake City, UT
   Kyle J. Doyel, 430 Harding Industrial Drive,
     Nashville, TN                                            632,202     12.0%
  Michael L. Bixenman, 430 Harding Industrial Drive,
     Nashville, TN                                            566,800     10.8%
  James J. Andrus, 12 Heidi Lane,
     Bow, NH 03304                                            446,676      8.5%
  Thomas M. Forsythe, 430 Harding Industrial Drive,
     Nashville, TN                                            139,704      2.7%
  Benjamin D. Wolfley, 430 Harding Industrial Drive,
     Nashville, TN                                            118,168      2.2%
  Thomas J. Herrmann, 430 Harding Industrial Drive,
     Nashville, TN                                             16,393       *
  John A. Davis III, 120 East Fourth Street,
     Little Rock, Arkansas                                     12,500       *
  Peter J. Murphy,  430 Harding Industrial Drive,
     Nashville, TN                                             10,000       *
  Larry A. Lofgreen, 60 East South Temple,
     Salt Lake City, UT                                        10,000       *
  James R. Gordon, 430 Harding Industrial Drive,
     Nashville, TN                                             10,000       *

* less than 1%

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Christopher B. Cannon from the period 1990 through 1991 advanced approximately $1,095,000 to the Company in exchange for a 12% demand note in the amount of $1,080,000 and 666,667 shares of Class A Common Stock. In February 1992, Mr. Cannon converted $67,500 and $812,500 of the principal amount of the note into 666,667 shares of Class A Common Stock and 500,000 shares of Class B Common Stock, respectively. The approximate principal balance of $200,000 plus unpaid interest from the date of issue in the amount of $124,000 was refinanced with another shareholder. An affiliate of Mr. Cannon guaranteed this note. On March 31, 1995 this shareholder converted the balance of principal of his note ($296,260) into 29,626 shares of Class A Common Stock and a new 12% promissory note in the amount of $266,634, payable on December 31, 1996, or from the proceeds of the initial public offering, whichever occurred first. The note was paid in full during 1995.

In connection with the October 1993 refinancing, Mr. Cannon sold to this shareholder 79,120 shares of Class A Common Stock and the Company granted a put option to the shareholder. The put option was exercised in August of 1996.

During 1994 the Company entered into an informal short term borrowing arrangement with a group of investors, evidenced by a series of notes. During the course of the arrangement, the Company borrowed funds in the principal amount of approximately $392,000. The Company paid interest monthly with principal due upon the earlier of two months after demand or nine months after the date of the borrowing. Interest rates on outstanding borrowings at

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III

December 31, 1994 ranged from 12% to 15%. The majority shareholder also guaranteed repayment of these funds; this guarantee was secured by the Company's accounts receivable, inventories and equipment. This indebtedness was repaid from the proceeds of the initial public offering.

In January 1994 six executive officers and employees exercised options to purchase 322,227 shares of Class A Common Stock in exchange for non-recourse promissory notes in the principal amount of $906,263 bearing interest at 5%, maturing in six years, and secured by these shares.

The Company is required to pay royalties in connection with the Company's acquisition of certain patent rights to Bix Manufacturing Company (a shareholder). Royalties are based on 2% of revenues related to the patented chemistry. The Company is currently satisfying its royalty obligation through consulting services performed by the Company. In 1995 and 1996, $58,503 and $56,342 respectively is recorded as royalty expense to reflect these transactions. Michael L. Bixenman, a director and officer is a 10% shareholder of Bix.

In December 1994, Mr. Michael L. Bixenman, a director and officer, received shares equivalent to approximately 10% of the outstanding common stock in Bix Manufacturing Company, a supplier and shareholder of the Company. This transaction was a part of a series of transactions by the major shareholder of Bix Manufacturing Company for estate planning purposes. In addition, in December 1994, Mr. Bixenman also advanced $25,000 to the Company in exchange for a note bearing 15% interest. The note to Mr. Bixenman was repaid from proceeds of the initial public offering.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

The Company did not file form 8-K in the fourth quarter of 1996.

23.1  Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-13095) of Kyzen Corporation of our report dated January 23, 1997 appearing on page 14 of the Form 10-KSB of Kyzen Corporation.



Price Waterhouse
Nashville, TN
March 28, 1997