Form 10KSB/A
period 1996-12-31
KYZEN CORP
filed 1997-04-10
CIK 944727

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


The Company intends to develop new cleaning chemistries and processes for the semiconductor, optics, medical, industrial and other niche cleaning markets. Kyzen believes its non-flammable, low toxicity chemistry will be an attractive alternative in such industries. The Company also believes that future product lines may be obtained through acquisitions, although the Company has not entered into definitive acquisition agreements and there can be no assurance that any acquisition opportunities will materialize.

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