Form 10-Q
period 1997-03-31
KYZEN CORP
filed 1997-05-15
CIK 944727

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)                        FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1997
                               ------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to
                               ---------------------    -----------------------
Commission file number
                       --------------------------------------------------------

                               Kyzen Corporation
-------------------------------------------------------------------------------
                  (Exact name of the small business issuer as
                           specified in its charter)

             Utah                                       87-0475115
---------------------------------             ---------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                   430 Harding Industrial Drive, Nashville, TN  37211
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Issuer's telephone number)               (615) 831-0888
                            ---------------------------------------------------


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

  State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   5,006,348 shares of Class A Common Stock outstanding as of April 14, 1997
-------------------------------------------------------------------------------

 Transitional Small Business Disclosure Format (Check one):    [ ] Yes   [X] No

INDEX

                                                                        Page No.
                                                                        --------
Part I     Financial Information

           Item 1.  Financial Statements:

                    Balance Sheet as of December 31, 1996 and
                    March 31, 1997 (unaudited)                             3

                    Statement of Operations for the three months
                    ended March  31, 1996, and 1997 (unaudited)            4

                    Statement of Cash Flows for the three months
                    ended March 31,  1996 and 1997 (unaudited)             5

                    Notes to Unaudited Financial Statements                6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of  Operations         8

KYZEN CORPORATION
-------------------------------------------------------------------------------
BALANCE SHEET

                                                                       DECEMBER 31,    MARCH 31,
                                                                           1996           1997
                                                                       -------------  ------------
                                                                                      (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                             $   741,820   $   456,161
  Short-term investments                                                    528,416       541,382
  Accounts receivable, net of allowance for doubtful
   accounts of $16,338 in 1996 and $14,204 in 1997                          860,785       817,855
  Costs and estimated losses in excess of billings
   on uncompleted contracts                                                  80,321        80,003
  Inventory                                                                 205,126       251,396
  Other                                                                      37,137        56,657
                                                                        -----------   -----------
   Total current assets                                                   2,453,605     2,203,454
Property and equipment, net                                                 786,797       834,609
Patents, net                                                                 99,243       105,302
Interest receivable from related parties                                    124,839       136,166
                                                                        -----------   -----------
   Total assets                                                         $ 3,464,484   $ 3,279,531
                                                                        ===========   ===========

LIABILITIES, REDEEMABLE STOCK AND
 SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable and capital lease obligations, current                  $     5,610   $     5,741
  Accounts payable and accrued expenses                                     432,088       424,011
  Accounts payable to related parties                                        20,913        71,165
                                                                        -----------   -----------
   Total current liabilities                                                458,611       500,917
Notes payable and capital lease obligations                                   6,697         5,225
                                                                        -----------   -----------
   Total liabilities                                                        465,308       506,142

Shareholders' equity (deficit):
  Preferred stock, $0.001 par value, 10,000,000 shares
   authorized, no shares issued or outstanding at December 31, 1996 and March 31, 1997, respectively
  Class A Common Stock, $0.01 par value, 30,000,000 shares
   authorized, 4,999,948  and 5,006,448 shares issued and
   4,999,848 and 5,006,348 shares outstanding                                50,000        50,065
  Additional paid-in-capital                                              5,293,420     5,294,574
  Treasury stock at cost                                                       (313)         (313)
  Accumulated deficit                                                    (2,343,931)   (2,570,937)
                                                                        -----------   -----------
   Total shareholders' equity                                             2,999,176     2,773,389
                                                                        -----------   -----------
   Total liabilities and shareholders' equity                           $ 3,464,484   $ 3,279,531
                                                                        ===========   ===========

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        -------------------------
                                                                            1996          1997
                                                                        -----------   -----------
                                                                               (UNAUDITED)
NET SALES                                                               $   964,530   $ 1,287,618

  Cost of sales                                                             524,687       641,239
                                                                        -----------   -----------

GROSS PROFIT                                                                439,843       646,379

OPERATING COSTS AND EXPENSES:

  Selling, general and administrative expenses                              586,279       753,525

  Research and development expenses                                         178,211       143,146
                                                                        -----------   -----------

   TOTAL OPERATING EXPENSES                                                 764,490       896,671
                                                                        -----------   -----------

   OPERATING INCOME (LOSS)                                                 (324,647)     (250,292)

OTHER INCOME (EXPENSE):

  Interest income                                                            30,019        23,574
  Interest expense                                                           (8,524)         (288)
                                                                        -----------   -----------

   TOTAL OTHER INCOME (EXPENSE)                                              21,495        23,286
                                                                        -----------   -----------

NET INCOME (LOSS)                                                       $  (303,152)  $  (227,006)
                                                                        ===========   ===========

Net income (loss) per Class A Common Share                                   $(0.06)       $(0.05)
                                                                        ===========   ===========

Weighted average shares outstanding                                       4,917,322     5,000,167
                                                                        ===========   ===========

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -------------------------
                                                                                    1996          1997
                                                                                -----------   -----------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                              $ (303,152)    $(227,006)
 Adjustments to reconcile net income to net cash provided / (used)
  operating activities:
   Depreciation and amortization                                                    25,503        51,072
   Non-cash interest charge                                                          5,342
   Increase (decrease) in accounts receivable                                       32,489        42,930
   Increase in inventory                                                            (4,431)      (46,270)
   Increase (decrease) in costs and estimated losses on long-term contracts        (43,520)          318
   Increase in other current assets                                                (11,667)      (19,520)
   Increase in interest receivable from related parties                             (3,748)      (11,327)
   Increase in accounts payable and accrued expenses                               159,512        42,175
                                                                                ----------     ---------
Net cash provided (used) by operating activities                                  (143,672)     (167,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in short-term investments                                               (211,504)      (12,966)
 Purchase of fixed assets                                                          (77,383)      (96,780)
 Purchase of patent rights and related expenditures                                 (3,600)       (8,163)
                                                                                ----------     ---------
    Net cash used by investing activities                                         (292,487)     (117,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of stock                                                                                 1,219
 Payment on note payable                                                                          (1,341)
                                                                                ----------     ---------
    Net cash used by financing activities                                                -          (122)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (436,159)     (285,659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   1,608,890       741,820
                                                                                ----------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $1,172,731     $ 456,161
                                                                                ==========     =========

Cash used for interest payments was $3,186 and $288 for the three months ended March 31, 1996 and 1997 respectively.

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company's operations are conducted within one business segment. Sales to customers outside the United States totaled $36,590 and $227,297 in the first quarter of 1996 and 1997, respectively, representing 4% and 18%, respectively of net sales for the three month periods then ended.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company adopted the provisions of this statement effective January 1, 1996, and adoption did not materially impact the Company's financial condition or results of operations.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1995. The Company determined all of its investments currently held in debt and equity securities are trading securities as defined by SFAS 115 and as such are reported at fair value. Prior to adoption of SFAS 115, cash, cash equivalents and short-term investments were stated at cost. Unrealized holding gains and losses recognized in earnings during the first quarter of 1996 and 1997 were not significant. Accordingly, the adoption of SFAS 115 did not have a significant impact on the Company's financial condition or results of operations.

In October 1995, SFAS Statement No. 123, "Accounting for Stock-Based Compensation" was issued. The Company will continue to measure compensation costs of its employee stock compensation plans as prescribed by Accounting Policy Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123. SFAS No. 123 does, however, require disclosure of the pro forma effect of stock-based compensation. This information is disclosed in the footnotes to the financial statements.

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

REVENUE RECOGNITION

Revenue from products or services is recognized based upon shipment of products or performance of services. Revenue and profits on long-term construction contracts are recognized using the percentage of completion method generally based on costs incurred as a percentage of estimated total costs of the project. Anticipated losses on long-term contracts are recognized as they become known. The Company incurred additional losses of approximately $101,000 and $5,600 during the first quarter of 1996 and 1997, respectively, related to its specialty cleaning machine contract.

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying values of cash, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

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

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to successful and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years.
Accumulated amortization amounted to $42,677 as of December 31, 1996, and $44,780 as of March 31, 1997. Impairment of the accounting value of the patent costs is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1996, and at March 31, 1997 no impairment was indicated.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

PER SHARE DATA

Net income (loss) allocable to Class A Common Share is calculated based on weighted average shares of Class A Common Stock outstanding. The weighted average number of shares has been adjusted to reflect as outstanding, for each period presented using the treasury stock method.

INTERIM FINANCIAL INFORMATION

The accompanying interim financial statements have been prepared without an audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1996. The results of operations for the three month period is not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 1997; its results of operations for the three month period ended March 31, 1996 and 1997; and its cash flows for the three months ended March 31, 1996 and 1997.

KYZEN CORPORATION
-------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 1996 AND MARCH 31, 1997

Net sales for the quarter ended March 31, 1997 from all business activities increased approximately 34% or $323,088 to $1,287,618. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who are converting from ozone
depleting processes and chemicals.   Sales of  equipment, processes and
peripheral systems have increased due to increased sales and marketing efforts.

Gross profit for the quarter ended March 31, 1997 increased 47% or $206,536 to $646,379 as compared to $439,843 in the first quarter 1996. This $206,536 increase is attributable to increased sales volume of the Company's cleaning agents, as well as increased sales of equipment, processes, and peripheral systems. Gross profit margins from all business activities increased from 46% in the first quarter of 1996 to 50% in the first quarter of 1997, reflecting a change in product mix and sales of higher margin products.

Selling, general, and administrative expenses for the quarter ended March 31, 1997 increased 29% or $167,246 to $753,525 as compared to $586,279 for the first quarter of 1996. This increase reflects augmented spending on advertising, selling expenses, and marketing expenses during the first quarter of 1997.

Research and development expenses for the quarter ended March 31, 1997 decreased 20% or $35,065 to $143,146 from $178,211 for the quarter ended March 31, 1996.
This decrease resulted from research and development expenses in the first quarter of 1996 related to the development of a new machine product line, that were not expended during the first quarter of 1997.

Operating loss for the quarter ended March 31, 1997 decreased 23% or $74,355 to a loss of $250,292 from a loss of $324,647 for the quarter ended March 31, 1996. This decrease is due primarily to the increased chemical sales in the first quarter of 1997 over the first quarter of 1996.

Interest income for the quarter ended March 31, 1997 decreased 21% to $23,574 from $30,019 for the first quarter 1996. This $6,445 decrease is due to lower cash balances during the first quarter 1997 as a result of the investment of cash into the operations of the business.

Interest expense for the first quarter 1997 decreased 97% to $288 from $8,524 in the first quarter 1996. The decrease of $8,236 in interest expense reflects the results of the extinguishment of debt.

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

KYZEN CORPORATION
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are the remaining proceeds from its initial public offering in 1995. The Company's primary uses of funds are research and development of new product lines, purchase of capital equipment, and sales and marketing activities.

As of March 31, 1997 the Company had working capital of $1,702,537 compared to $1,994,994 as of December 31, 1996. This represents a decrease of $292,457, or 15% from December 31, 1996. This decrease resulted primarily from the funding of operations and purchase of fixed assets.

In March 1996, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance. As of March 31, 1997, there was no balance outstanding on this line of credit.

Cash used by operations of $167,628 in the first quarter of 1997 represented a $23,956 increase over cash used by operations of $143,672 during the same period in 1996. This increase resulted from losses from operations and increases in inventory.

Cash used by investing activities of $117,909 in the quarter ended March 31, 1997 represented a $174,578 decrease over cash used by investing activities during the first quarter of 1996 of $292,487. This decrease was due to the reduced purchasing of short term investments during the first quarter 1997.

Cash used by financing activities amounted to $122 in the quarter ended March 31, 1997. No cash was provided or used by financing activities during the quarter ended March 31, 1996.

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

The Company's cash requirements for the remainder of 1997 and beyond will depend primarily upon the level of sales, product development, sales and marketing expenditures, timing of expansion plans and capital expenditures.

KYZEN CORPORATION
-------------------------------------------------------------------------------

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KYZEN CORPORATION
-------------------------------------------------------------------------------
                                  (Registrant)


Date            5-14-97                  /s/ Kyle J. Doyel
     -------------------------------     --------------------------------------
                                                      (Signature)
                                         Kyle J. Doyel
                                         President and Chief Executive Officer


Date            5-14-97                  /s/ Benjamin D. Wolfley
     -------------------------------     --------------------------------------
                                                      (Signature)
                                         Benjamin D. Wolfley
                                         Treasurer and Chief Accounting Officer