Form 10QSB
period 1997-06-30
KYZEN CORP
filed 1997-07-18
CIK 944727

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997
                              --------------------------------------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________to__________________________

Commission file number _________________________________________________________


                               Kyzen Corporation
--------------------------------------------------------------------------------
                  (Exact name of the small business issuer as
                           specified in its charter)

                 Utah                                 87-0475115
-------------------------------------    ---------------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)


              430 Harding Industrial Drive, Nashville, TN    37211
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

(Issuer's telephone number)                   (615) 831-0888
                           -----------------------------------------------------


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   [ X ] Yes    [   ]
No

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       5,006,681 shares of Class A Common Stock outstanding as of July 10, 1997
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  [   ] Yes  [ X ] No

INDEX

                                                                        Page No.
                                                                        --------
Part I  Financial  Information

        Item 1.  Financial Statements:


                 Balance Sheet as of December 31, 1996 and
                 June 30, 1997 (unaudited)                                  3

                 Statement of Operations for the six months ended
                 June 30, 1996 (unaudited) and 1997 (unaudited)             4

                 Statement of Cash Flows for the six months ended
                 June 30, 1996 (unaudited) and 1997 (unaudited)             5

                 Notes to Unaudited Financial Statements                    6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        8

KYZEN CORPORATION
--------------------------------------------------------------------------------
BALANCE SHEET


                                                                              DECEMBER 31,     JUNE 30,
                                                                                 1996           1997
                                                                             -------------  ------------
ASSETS                                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                  $    741,820   $   654,498
  Short-term investments                                                          528,416        99,788
  Accounts receivable, net of allowance for doubtful
    accounts of $16,338 in 1996 and $9,732 in 1997                                860,785       767,184
  Costs and estimated losses in excess of billings
    on uncompleted contracts                                                       80,321        82,262
  Inventory                                                                       205,126       507,759
  Other                                                                            37,137        39,896
                                                                             ------------   -----------
    Total current assets                                                        2,453,605     2,151,387
Property and equipment, net                                                       786,797       805,722
Patents, net                                                                       99,243       116,300
Interest receivable from related parties                                          124,839       147,495
                                                                             ------------   -----------
    Total assets                                                             $  3,464,484   $ 3,220,904
                                                                             ============   ===========

LIABILITIES, REDEEMABLE STOCK AND
 SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable and capital lease obligations, current                       $      5,610   $     5,875
  Accounts payable and accrued expenses                                           432,088       515,868
  Accounts payable to related parties                                              20,913         6,941
                                                                             ------------   -----------
    Total current liabilities                                                     458,611       528,684
Notes payable and capital lease obligations                                         6,697         3,716
                                                                             ------------   -----------
    Total liabilities                                                             465,308       532,400

Shareholders' equity (deficit):
  Preferred stock, $0.001 par value, 10,000,000 shares
    authorized, no shares issued or outstanding at December 31, 1996 and June 30, 1997, respectively
  Class A Common Stock, $0.01 par value, 30,000,000 shares
    authorized, 4,999,948  and 5,006,448 shares issued and
    4,999,848 and 5,006,348 shares outstanding                                     50,000        50,065
  Additional paid-in-capital                                                    5,293,420     5,294,574
  Treasury stock at cost                                                             (313)         (313)
  Accumulated deficit                                                          (2,343,931)   (2,655,822)
                                                                             ------------   -----------
    Total shareholders' equity                                                  2,999,176     2,688,504
                                                                             ------------   -----------
    Total liabilities and shareholders' equity                               $  3,464,484   $ 3,220,904
                                                                             ============   ===========

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF OPERATIONS



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                   -----------------------   --------------------------
                                                      1996         1997          1996          1997
                                                   ----------   ----------   ------------   -----------
                                                                       (UNAUDITED)
NET SALES                                          $1,255,391   $1,303,444    $ 2,219,921   $ 2,591,063

  Cost of sales                                       582,989      610,140      1,107,676     1,251,379
                                                   ----------   ----------   ------------   -----------

GROSS PROFIT                                          672,402      693,304      1,112,245     1,339,684

OPERATING COSTS AND EXPENSES:

  Selling, general and administrative expenses        662,927      688,043      1,249,206     1,441,568

  Research and development expenses                   166,053      102,661        344,264       245,808
                                                   ----------   ----------   ------------   -----------

    TOTAL OPERATING EXPENSES                          828,980      790,704      1,593,470     1,687,376
                                                   ----------   ----------   ------------   -----------

    OPERATING INCOME (LOSS)                          (156,578)     (97,400)      (481,225)     (347,692)

OTHER INCOME (EXPENSE):

  Interest income                                      37,438       19,915         67,457        43,489
  Interest expense                                     (7,538)      (7,400)       (16,062)       (7,688)
                                                   ----------   ----------   ------------   -----------

    TOTAL OTHER INCOME (EXPENSE)                       29,900       12,515         51,395        35,801
                                                   ----------   ----------   ------------   -----------

NET INCOME (LOSS)                                  $ (126,678)  $  (84,885)  $   (429,830)  $  (311,891)
                                                   ==========   ==========   ============   ===========

Net income (loss) per Class A Common Share         $    (0.03)  $    (0.02)  $      (0.09)  $     (0.06)
                                                   ==========   ==========   ============   ===========

Weighted average shares outstanding                 4,917,322    5,006,348      4,917,322     5,003,342
                                                   ==========   ==========   ============   ===========


KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                            1996           1997
                                                                                        ------------   -----------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $   (429,830)  $  (311,891)
  Adjustments to reconcile net income to net cash provided / (used)
   operating activities:
     Depreciation and amortization                                                            67,674       101,352
     Non-cash interest charge                                                                 12,507
     Decrease (increase) in accounts receivable                                             (272,056)       93,601
     Increase in inventory                                                                  (215,992)     (302,633)
     Decrease (increase) in costs and estimated losses on long-term contracts                 37,526       (1,941)
     Increase in other current assets                                                        (12,106)       (2,759)
     Increase in interest receivable from related parties                                    (15,077)      (22,656)
     Increase in accounts payable and accrued expenses                                       466,410        69,808
                                                                                        ------------   -----------
Net cash used by operating activities                                                       (360,944)     (377,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in short-term investments                                             (129,476)      428,628
  Purchase of fixed assets                                                                  (223,913)     (116,080)
  Purchase of patent rights and related expenditures                                          (6,710)      (21,254)
                                                                                        ------------   -----------
      Net cash provided (used) by investing activities                                      (360,099)      291,294

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of stock                                                                                          1,219
  Payment on note payable                                                                     (1,679)       (2,716)
                                                                                        ------------   -----------
      Net cash used by financing activities                                                   (1,679)       (1,497)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (722,722)      (87,322)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             1,608,890       741,820
                                                                                        ------------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    886,168   $   654,498
                                                                                        ============   ===========

  Cash used for interest payments was $3,182 and $373 for the three and six months ended June 30, 1996 and $288 and $7,400 for the three and six months ended June 30, 1997 respectively.

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

The Company's operations are conducted within one business segment. Sales to customers outside the United States totaled $231,580 and $194,303 for the quarter and $268,170 and $421,600 for the six months ended June 30, 1996 and 1997, respectively, representing approximately 12% and 16%, respectively of net sales for the six month periods then ended.

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

REVENUE RECOGNITION

Revenue from products or services is recognized based upon shipment of products or performance of services. Revenue and profits on long-term construction contracts are recognized using the percentage of completion method generally based on costs incurred as a percentage of estimated total costs of the project. Anticipated losses on long-term contracts are recognized as they become known. The Company incurred additional losses related to its specialty cleaning machine contract of approximately $35,000 and $500 for the three months ended June 30, 1996 and 1997, respectively, and $136,000, and $6,100 for the six months ended June 30, 1996 and 1997, respectively.

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

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to successful and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years.
Accumulated amortization amounted to $42,677 as of December 31, 1996, and $46,874 as of June 30, 1997. Impairment of the accounting value of the patent costs is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1996, and at June 30, 1997 no impairment was indicated.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

PER SHARE DATA

Net income (loss) allocable to Class A Common Share is calculated based on weighted average shares of Class A Common Stock outstanding. The weighted average number of shares has been adjusted to reflect as outstanding, for each period presented using the treasury stock method, all shares issued and issuable upon the exercise of stock options.

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

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 1997; its results of operations for the six month period ended June 30, 1996 and 1997; and its cash flows for the six months ended June 30, 1996 and 1997.

KYZEN CORPORATION
--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 1996 AND JUNE 30, 1997

Net sales for the second quarter ended June 30, 1997 from all business activities increased approximately 4% or $48,053 to $1,303,444. These sales remained constant from the prior year even as the chemical customer base increased, due to the order timing of some larger customers.

Gross profit for the quarter ended June 30, 1997 increased 3% or $20,902 to $693,304 as compared to $672,402 for the same quarter in 1996. Gross profits remained constant from the prior year even as the chemical customer based increased, due to the order timing of some larger customers. Gross profit margins from all business activities remained constant at approximately 53% from the second quarter of 1996.

Selling, general, and administrative expenses for the quarter ended June 30, 1997 increased 4% or $25,116 to $688,843 as compared to $662,927 for the same quarter of 1996. This increase reflects slightly augmented spending on advertising, selling expenses, and marketing expenses during the second quarter of 1997.

Research and development expenses for the quarter ended June 30, 1997 decreased 38% or $63,392 to $102,661 from $166,053 for the quarter ended June 30, 1996.
This decrease resulted from research and development expenses in the second quarter of 1996 related to the development of a new machine product line, that were not expended during the second quarter of 1997.

Operating loss for the quarter ended June 30, 1997 decreased 38% or $59,178 to a loss of $97,400 from a loss of $156,578 for the quarter ended June 30, 1996. This decrease is due primarily to decreases in research and development expenses in the second quarter of 1997 from the second quarter of 1996.

Interest income for the quarter ended June 30, 1997 decreased 47% to $19,915 from $37,438 for the second quarter 1996. This $17,523 decrease is due to lower cash balances during the second quarter of 1997 as a result of the investment of cash into the operations of the business.

Interest expense for the second quarter of 1997 remained constant at approximately $7,400 from the second quarter 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997

Net sales for the six months ended June 30, 1997 from all business activities increased approximately 17% or $371,142 to $2,591,063. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who are converting from ozone
depleting processes and chemicals.   Sales of  equipment, processes and
peripheral systems have increased due to increased sales and marketing efforts.

Gross profit for the six months ended June 30, 1997 increased 20% or $227,439 to $1,339,684 as compared to $1,112,245 in the six months 1996. This increase is attributable to increased sales volume of the Company's cleaning agents, as well as increased sales of equipment, processes, and peripheral systems. Gross profit margins from all business activities increased from 50% in the first six months of 1996 to 52% in the first six months of 1997, reflecting a change in product mix and sales of higher margin products.

Selling, general, and administrative expenses for the six months ended June 30, 1997 increased 15% or $192,362 to $1,441,568 as compared to $1,249,206 for the first six months of 1996. This increase reflects augmented spending on advertising, selling expenses, and marketing expenses during the first six months of 1997.

Research and development expenses for the six months ended June 30, 1997 decreased 29% or $98,456 to $245,808 from $344,264 for the six months ended June 30, 1996. This decrease resulted from research and development expenses in the first six months of 1996 related to the development of a new machine product line, that were not expended during the first six months of 1997.

Operating loss for the six months ended June 30, 1997 decreased 28% or $133,533 to a loss of $347,692 from a loss of $481,225 for the six months ended June 30, 1996. This decrease is due primarily to the higher overall profit margin and decreased research and development expenses in the first six months of 1997 over the first six months of 1996.

KYZEN CORPORATION
--------------------------------------------------------------------------------

Interest income for the six months ended June 30, 1997 decreased 36% to $43,489 from $67,457 for the first six months of 1996. This $23,968 decrease is due to lower cash balances during the first six months 1997 as a result of the investment of cash into the operations of the business.

Interest expense for the first six months 1997 decreased 52% to $7,688 from $16,062 in the first six months 1996. The decrease of $8,374 in interest expense reflects the results of the extinguishment of debt.

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

As of June 30, 1997 the Company had working capital of $1,622,703 compared to $1,994,994 as of December 31, 1996. This represents a decrease of $372,291, or 19% from December 31, 1996. This decrease resulted primarily from the funding of operations and purchase of fixed assets.

In March 1996, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance. As of June 30, 1997, there was no balance outstanding on this line of credit.

Cash used by operations of $377,119 in the first six months of 1997 represented a $16,175 increase over cash used by operations of $360,944 during the same period in 1996. This increase resulted from losses from operations, increases in inventory, and decreases in accounts receivable.

Cash provided by investing activities of $291,294 in the six months ended June 30, 1997 represented a $651,393 increase over cash used by investing activities during the first quarter of 1996 of $360,099. This decrease was due to the reduced purchasing of fixed assets and selling of short-term investments during the first six months of 1997.

Cash used by financing activities amounted to $1,497 in the six months ended June 30, 1997, compared to $1,679 used by financing activities during the same period of 1996.

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


                               KYZEN CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)


Date       7/15/97                                  /s/ KYLE J. DOYEL
    ---------------------------           --------------------------------------
                                                      (Signature)

                                          Kyle J. Doyel
                                          President and Chief Executive Officer


Date       7/15/97                              /s/  BENJAMIN D. WOLFLEY
    ---------------------------           --------------------------------------
                                                      (Signature)

                                          Benjamin D. Wolfley
                                          Treasurer and Chief Accounting Officer