Form 10QSB
period 1997-09-30
KYZEN CORP
filed 1997-11-14
CIK 944727

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)                        Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997
                              -------------------------------------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________________ to _____________________

Commission file number
                      ---------------------------------------------------------

                               Kyzen Corporation
-------------------------------------------------------------------------------
                  (Exact name of the small business issuer as
                           specified in its charter)

                Utah                                 87-0475115
---------------------------------------  --------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

              430 Harding Industrial Drive, Nashville, TN  37211
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Issuer's telephone number)    (615) 831-0888
                           ----------------------------------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  5,006,681 shares of Class A Common Stock outstanding as of October 7, 1997
-------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  [   ] Yes  [ X ] No

INDEX

                                                                        Page No.
                                                                        --------

Part I      Financial  Information

            Item 1.  Financial Statements:

                     Balance Sheet as of December 31, 1996 and
                      September 30, 1997 (unaudited)                         3

                     Statement of Operations for the nine months
                      ended September 30, 1996 (unaudited) and
                      1997 (unaudited)                                       4

                     Statement of Cash Flows for the nine months
                      ended September 30,  1996 (unaudited) and
                      1997 (unaudited)                                       5

                     Notes to Unaudited Financial Statements                 6

            Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          8

KYZEN CORPORATION
--------------------------------------------------------------------------------
BALANCE SHEET

                                                                           DEC 31,       SEP 30,
                                                                             1996          1997
                                                                         -----------   -----------
                                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $   741,820   $   601,403
     Short-term investments                                                  528,416        99,769
     Accounts receivable, net of allowance for doubtful
       accounts of $16,338 in 1996 and $10,964 in 1997                       860,785       859,035
     Costs and estimated losses in excess of billings
       on uncompleted contracts                                               80,321        34,353
     Inventory                                                               205,126       479,656
     Other                                                                    37,137        32,569
                                                                         -----------   -----------
          Total current assets                                             2,453,605     2,106,785
Property and equipment, net                                                  786,797       813,588
Patents, net                                                                  99,243       148,309
Interest receivable from related parties                                     124,839       158,823
                                                                         -----------   -----------
          Total assets                                                   $ 3,464,484   $ 3,227,505
                                                                         ===========   ===========

LIABILITIES, REDEEMABLE STOCK AND
 SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable and capital lease obligations, current                $     5,610   $     5,875
     Accounts payable and accrued expenses                                   432,088       490,032
     Accounts payable to related parties                                      20,913        11,839
                                                                         -----------   -----------
          Total current liabilities                                          458,611       507,746
Notes payable and capital lease obligations                                    6,697         3,250
                                                                         -----------   -----------
          Total liabilities                                                  465,308       510,996

Shareholders' equity (deficit):
     Preferred stock, $0.001 par value, 10,000,000 shares
       authorized, no shares issued or outstanding at
       December 31, 1996 and September 30, 1997, respectively
     Class A Common Stock, $0.01 par value, 30,000,000 shares
       authorized, 4,999,948  and 5,006,781 shares issued and
       4,999,848 and 5,006,681 shares outstanding                             50,000        50,068
     Additional paid-in-capital                                            5,293,420     5,294,633
     Treasury stock at cost                                                     (313)         (313)
     Accumulated deficit                                                  (2,343,931)   (2,627,879)
                                                                         -----------   -----------
          Total shareholders' equity                                       2,999,176     2,716,509
                                                                         -----------   -----------
          Total liabilities and shareholders' equity                     $ 3,464,484   $ 3,227,505
                                                                         ===========   ===========

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                             -----------------------   -----------------------
                                                                 1996         1997         1996        1997
                                                             ----------   ----------   ----------   ----------
                                                                                 (Unaudited)
NET SALES                                                    $1,347,212   $1,475,254   $3,567,133   $4,066,317

      Cost of sales                                             699,692      674,028    1,807,368    1,925,407
                                                             ----------   ----------   ----------   ----------

GROSS PROFIT                                                    647,520      801,226    1,759,765    2,140,910

OPERATING COSTS AND EXPENSES:

     Selling, general and administrative expenses               704,741      685,908    1,953,947    2,127,476

      Research and development expenses                         102,577      106,518      446,841      352,326
                                                             ----------   ----------   ----------   ----------

           TOTAL OPERATING EXPENSES                             807,318      792,426    2,400,788    2,479,802
                                                             ----------   ----------   ----------   ----------

          OPERATING INCOME (LOSS)                              (159,798)       8,800     (641,023)    (338,892)

OTHER INCOME (EXPENSE):

      Interest income                                            22,845       19,610       90,302       63,099
      Interest expense                                             (227)        (467)     (16,289)      (8,155)
                                                             ----------   ----------   ----------   ----------

           TOTAL OTHER INCOME (EXPENSE)                          22,618       19,143       74,013       54,944
                                                             ----------   ----------   ----------   ----------

NET INCOME (LOSS)                                            $ (137,180)  $   27,943   $ (567,010)  $ (283,948)
                                                             ==========   ==========   ==========   ==========

Net income (loss) per Class A Common Share                   $    (0.03)  $     0.01   $    (0.11)  $    (0.06)
                                                             ==========   ==========   ==========   ==========
Fully diluted net income (loss) per
  Class A Common Share

Weighted average shares outstanding                           4,968,713    5,089,454    4,934,577    5,004,505
                                                             ==========   ==========   ==========   ==========

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       -----------------------
                                                                                           1996         1997
                                                                                       -----------   ---------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $  (567,010)  $(283,948)
  Adjustments to reconcile net income to net cash provided / (used)
   operating activities:
     Depreciation and amortization                                                         110,296     156,141
     Non-cash interest charge                                                               11,948
     Decrease (increase) in accounts receivable                                            (31,818)      1,750
     Increase in inventory                                                                (187,078)   (274,530)
     Decrease (increase) in costs and estimated losses on long-term contracts               (4,530)     45,968
     Decrease (increase) in other current assets                                           (19,771)      4,568
     Increase in interest receivable from related parties                                  (26,405)    (33,984)
     Increase in accounts payable and accrued expenses                                     223,867      48,870
                                                                                       -----------   ---------
Net cash used by operating activities                                                     (490,501)   (335,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in short-term investments                                           (239,480)    428,647
  Purchase of fixed assets                                                                (268,959)   (176,248)
  Purchase of patent rights and related expenditures                                       (13,971)    (55,750)
                                                                                       -----------   ---------
        Net cash provided (used) by investing activities                                  (522,410)    196,649

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of stock                                                                          1,435       1,281
  Repurchase of Class A Common Stock                                                       (59,796)
  Payment on note payable                                                                   (2,962)     (3,182)
                                                                                       -----------   ---------
        Net cash used by financing activities                                              (61,323)     (1,901)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,074,234)   (140,417)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           1,608,890     741,820
                                                                                       -----------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   534,656   $ 601,403
                                                                                       ===========   =========

  Cash used for interest payments was $345 and $4,325 for the three and nine months ended September 30, 1996 and $467 and $8,620 for the three and nine months ended September 30, 1997 respectively.

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

The Company's operations are conducted within one business segment. Sales to customers outside the United States totaled $250,552 and $288,995 for the quarter and $518,722 and $710,595 for the nine months ended September 30, 1996 and 1997, respectively, representing approximately 15% and 17%, respectively of net sales for the nine month periods then ended.

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

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to successful and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years.
Accumulated amortization amounted to $42,677 as of December 31, 1996, and $49,361 as of September 30, 1997. Impairment of the accounting value of the patent costs is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1996, and at September 30, 1997 no impairment was indicated.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1997; its results of operations for the nine month period ended September 30, 1996 and 1997; and its cash flows for the nine months ended September 30, 1996 and 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 - Earnings per Share ("SFAS 128"). SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by Accounting Principles Board Opinion No. 15 ("APB 15"). Basic EPS is calculated as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt the provisions of this statement in the quarter ending December 31, 1997. Management believes the provisions of this statement will not have a material effect on earnings per share.

KYZEN CORPORATION
--------------------------------------------------------------------------------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

Net sales for the third quarter ended September 30, 1997 from all business activities increased approximately 10% or $128,042 to $1,475,254, while net chemical sales increased approximately 27%. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers and sales to new customers who are converting to the Company's cleaning chemicals and processes.

Gross profit for the quarter ended September 30, 1997 increased approximately 24% or $153,706 to $801,226 as compared to $647,520 for the same quarter in 1996. This increase is attributable to increased foreign and domestic sales. Gross profit margins from all business activities increased from approximately 48% to approximately 54% in the third quarter of 1997, reflecting a change in product mix and sales of higher margin products.

Selling, general, and administrative expenses for the quarter ended September 30, 1997 decreased approximately 3% or $18,833 to $685,908 as compared to $704,741 for the same quarter of 1996. This decrease reflects reduced spending on general and administrative expenses during the third quarter of 1997.

Research and development expenses for the quarter ended September 30, 1997 remained constant for the quarters ended September 30, 1996 and 1997, respectively.

Operating income increased $168,598 from a loss of $159,798 to income of $8,800 for the quarter ended September 30, 1996 and 1997, respectively. This increase is due to increased sales and decreased expenses in the third quarter of 1997 from the third quarter of 1996.

Interest income for the quarter ended September 30, 1997 decreased 14% to $19,610 from $22,845 for the third quarter 1996. This $3,235 decrease is due to lower cash balances during the third quarter of 1997 as a result of the investment of cash into the operations of the business.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

Net sales for the nine months ended September 30, 1997 from all business activities increased approximately 14% or $499,184 to $4,066,317, while chemical sales increased approximately 20%. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who are converting from other cleaning processes and
chemicals to cleaning agents produced by the Company.   Sales of  equipment,
processes and peripheral systems have increased due to increased sales and marketing efforts.

Gross profit for the nine months ended September 30, 1997 increased 22% or $381,145 to $2,140,910 as compared to $1,759,765 in the same nine month period of 1996. This increase is attributable to increased sales volume of the Company's cleaning agents, as well as increased sales of equipment, processes, and peripheral systems. Gross profit margins from all business activities increased from 49% in the first nine months of 1996 to 53% in the first nine months of 1997, reflecting a change in product mix and sales of higher margin products.

Selling, general, and administrative expenses for the nine months ended September 30, 1997 increased 9% or $173,529 to $2,127,476 as compared to $1,953,947 for the first nine months of 1996. This increase is due to increases in selling expenses as the Company expanded its sales efforts, offset by decreases in general and administrative expenses.

Research and development expenses for the nine months ended September 30, 1997 decreased 21% or $94,515 to $352,326 from $446,841 for the nine months ended September 30, 1996. This decrease resulted from research and development expenses in the first nine months of 1996 related to the development of a new machine product line, that were not expended during the first nine months of 1997.

Operating loss for the nine months ended September 30, 1997 decreased 47% or $302,131 to a loss of $338,892 from a loss of $641,023 for the nine months ended September 30, 1996. This decrease is due primarily to the higher sales and profit margins and decreased research and development expenses in the first nine months of 1997 over the first nine months of 1996.

Interest income for the nine months ended September 30, 1997 decreased 30% to $63,099 from $90,302 for the first nine months of 1996. This $27,203 decrease is due to lower cash balances during the first nine months 1997 as a result of the investment of cash into the operations of the business.

KYZEN CORPORATION
--------------------------------------------------------------------------------

Interest expense for the first nine months 1997 decreased 50% to $8,155 from $16,289 in the first nine months 1996. The decrease of $8,134 in interest expense reflects the results of the extinguishment of debt.

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

As of September 30, 1997 the Company had working capital of $1,599,039 compared to $1,994,994 as of December 31, 1996. This represents a decrease of $395,955 or 20% from December 31, 1996. This decrease resulted primarily from the funding of operations and purchase of fixed assets.

In March 1996, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance. As of September 30, 1997, there was no balance outstanding on this line of credit.

Cash used by operations of $335,165 in the first nine months of 1997 represented a $155,336 decrease from cash used by operations of $490,501 during the same period in 1996. This decrease resulted from smaller losses from operations offset partially by an increase in inventory.

Cash provided by investing activities of $196,649 in the nine months ended September 30, 1997 represented a $719,059 increase over cash used by investing activities during the first three quarters of 1996 of $522,410. This increase was due to the reduced purchasing of fixed assets and selling of short-term investments during the first nine months of 1997.

Cash used by financing activities amounted to $1,901 in the nine months ended September 30, 1997, compared to $61,323 used by financing activities during the same period of 1996. Approximately $60,000 of Class A Common Stock was repurchased in 1996 which did not occur in 1997.

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


                               KYZEN CORPORATION
--------------------------------------------------------------------------------
                                 (Registrant)


Date  10/22/97                            /s/ Kyle J. Doyel
    -----------------------------------   -------------------------------------
                                                      (Signature)
                                          Kyle J. Doyel
                                          President and Chief Executive Officer


Date  10/22/97                            /s/ Benjamin D. Wolfley
    -----------------------------------   ------------------------------------
                                                      (Signature)
                                          Benjamin D. Wolfley
                                          Treasurer and Chief Accounting Officer