Form 10QSB/A
period 1997-03-31
KYZEN CORP
filed 1998-02-05
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                       FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1997
                                ---------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________  to ____________________

Commission file number         0-26434
                       -------------------------------------------------------

                                Kyzen Corporation
------------------------------------------------------------------------------
                   (Exact name of the small business issuer as
                            specified in its charter)

                 Utah                                         87-0475115
-----------------------------------------           ---------------------------
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

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

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

   State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  5,006,348 shares of Class A Common Stock outstanding as of April 14, 1997
-------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):    [ ] Yes   [X] No

INDEX


                                                                             Page No.
                                                                             --------
Part I Financial Information

       Item 1. Financial Statements:

                   Balance Sheet as of December 31, 1996 and
                   March 31, 1997 (unaudited)                                   3

                   Statement of Operations for the three months ended
                   March 31, 1996 (unaudited) and 1997 (unaudited)              4

                   Statement of Cash Flows for the three months ended
                   March 31, 1996 (unaudited) and 1997 (unaudited)              5

                   Notes to Unaudited Financial Statements                      6

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        9


KYZEN CORPORATION
-------------------------------------------------------------------------------
BALANCE SHEET


                                                                            DECEMBER 31,     MARCH 31,
                                                                                1996           1997
                                                                            ------------    -----------
ASSETS                                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                               $   741,820     $   456,161
    Short-term investments                                                      528,416         541,382
    Accounts receivable, net of allowance for doubtful
        accounts of $16,338 in 1996 and $14,204 in 1997                         860,785         817,855
    Costs and estimated losses in excess of billings
        on uncompleted contracts                                                 80,321          80,003
    Inventory                                                                   205,126         251,396
    Other                                                                        37,137          52,120
                                                                            -----------     -----------
        Total current assets                                                  2,453,605       2,198,917

Property and equipment, net                                                     786,797         824,846
Patents, net                                                                     99,243         105,302
Interest receivable from related parties                                        124,839         136,166
                                                                            -----------     -----------
        Total assets                                                        $ 3,464,484     $ 3,265,231
                                                                            ===========     ===========


LIABILITIES, REDEEMABLE STOCK AND
 SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Notes payable and capital lease obligations, current                    $     5,610     $     5,741
    Accounts payable and accrued expenses                                       432,088         437,949
    Accounts payable to related parties                                          20,913          71,165
                                                                            -----------     -----------
        Total current liabilities                                               458,611         514,855
Notes payable and capital lease obligations                                       6,697           5,225
                                                                            -----------     -----------
        Total liabilities                                                       465,308         520,080

Shareholders' equity (deficit):
    Preferred stock, $0.001 par value, 10,000,000 shares
        authorized, no shares issued or outstanding at December 31, 1996 and March 31, 1997, respectively
    Class A Common Stock, $0.01 par value, 30,000,000 shares authorized,
        4,999,948 and 5,006,448 shares issued and
        4,999,848 and 5,006,348 shares outstanding                               50,000          50,065
    Additional paid-in capital                                                5,293,420       5,294,574
    Treasury stock at cost                                                         (313)           (313)
    Accumulated deficit                                                      (2,343,931)     (2,599,175)
                                                                            -----------     -----------
        Total shareholders' equity                                            2,999,176       2,745,151
                                                                            -----------     -----------
        Total liabilities and shareholders' equity                          $ 3,464,484     $ 3,265,231
                                                                            ===========     ===========


KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ----------------------------
                                                        1996            1997
                                                    -----------     ------------
                                                             (UNAUDITED)
NET SALES                                           $   964,530     $ 1,287,618

    Cost of sales                                       524,687         652,110
                                                    -----------     -----------

GROSS PROFIT                                            439,843         635,508

OPERATING COSTS AND EXPENSES:

    Selling, general and administrative expenses        586,279         770,892

    Research and development expenses                   178,211         143,146
                                                    -----------     -----------

        TOTAL OPERATING EXPENSES                        764,490         914,038
                                                    -----------     -----------

        OPERATING LOSS                                 (324,647)       (278,530)

OTHER INCOME (EXPENSE):

    Interest income                                      30,019          23,574
    Interest expense                                     (8,524)           (288)
                                                    -----------     -----------

        TOTAL OTHER INCOME                               21,495          23,286
                                                    -----------     -----------

NET LOSS                                            $  (303,152)    $  (255,244)
                                                    ===========     ===========

Net income (loss) per Class A Common Share          $     (0.06)    $     (0.05)
                                                    ===========     ===========

Weighted average shares outstanding                   4,917,322       5,000,167
                                                    ===========     ===========


KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -------------------------
                                                                                        1996           1997
                                                                                     -----------     ---------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $  (303,152)    $(255,244)
     Adjustments to reconcile net income to net used by
       operating activities:
         Depreciation and amortization                                                    25,503        51,072
         Non-cash interest charge                                                          5,342
         Decrease in accounts receivable                                                  32,489        42,930
         Decrease (increase) in costs and estimated losses on long-term contracts        (43,520)          318
         Increase in inventory                                                            (4,431)      (46,270)
         Increase in other current assets                                                (11,667)      (14,983)
         Increase in interest receivable from related parties                             (3,748)      (11,327)
         Increase in accounts payable and accrued expenses                               159,512        56,113
                                                                                     -----------     ---------
             Net cash used by operating activities                                      (143,672)     (177,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in short-term investments                                                 (211,504)      (12,966)
     Purchase of fixed assets                                                            (77,383)      (87,017)
     Purchase of patent rights and related expenditures                                   (3,600)       (8,163)
                                                                                     -----------     ---------
             Net cash used by investing activities                                      (292,487)     (108,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock                                                                                   1,219
     Payment on note payable                                                                            (1,341)
                                                                                     -----------    ----------
             Net cash used by financing activities                                          --            (122)
                                                                                     -----------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (436,159)     (285,659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         1,608,890       741,820
                                                                                     -----------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 1,172,731     $ 456,161
                                                                                     ===========     =========


     Cash used for interest payments was $3,186 and $288 for the three months ended March 31, 1996 and 1997, respectively.

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

The Company's operations are conducted within one business segment. Sales to customers outside the United States totaled $36,590 and $227,297 in the first quarter of 1996 and 1997, respectively, representing 4% and 18%, respectively of net sales for the three-month periods then ended.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. By Company policy, short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. Government and its agencies, and other short-term investment funds.

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

REVENUE RECOGNITION

Revenue from products or services is recognized based upon shipment of products or performance of services. Revenue and profits on long-term construction of equipment contracts are recognized using the percentage of completion method generally based on costs incurred as a percentage of estimated total costs of the project. Anticipated losses on long-term contracts are recognized as they become known. The Company incurred losses of approximately $101,000 and $5,600 during the first quarter of 1996 and 1997, respectively, related to its specialty cleaning machine contract.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying values of cash, short-term investments, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined using the weighted average, first in, first out (FIFO) method.

INCOME TAXES

Deferred income taxes are provided for the temporary differences between the financial-reporting basis and the income tax basis of the Company's assets and liabilities.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives (2 to 12 years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to successful and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization amounted to $42,677 as of December 31, 1996, and $44,780 as of March 31, 1997. Impairment of the accounting value of the patent costs is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1996 and at March 31, 1997 no impairment was indicated.

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

INTERIM FINANCIAL INFORMATION

The accompanying interim financial statements have been prepared without an audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1996. The results of operations for the three-month period are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 1997; its results of operations for the three-month period ended March 31, 1996 and 1997; and its cash flows for the three months ended March 31, 1996 and 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company adopted the provisions of this statement effective January 1, 1996, and adoption did not materially impact the Company's financial condition or results of operations.

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



NOTE 2 - RESTATEMENT OF QUARTER

As a result of adjustments identified in the year-end closing process, which impact the previously reported financial position and results of operations of the quarter ended March 31, 1997, these 1997 quarterly financial statements have been restated as follows:

                                   As Reported            Restated
                                   -----------           ----------
Balance Sheet:

Current Assets                     $2,203,454            $2,198,917
Total Assets                        3,279,531             3,265,231

Statement of Operations:

Net Sales                          $1,287,618            $1,287,618
Gross Profit                          646,379               635,508
Total operating expenses              896,671               914,039
Net loss                             (227,006)             (255,244)


KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS


The Company has reviewed the underlying causes of the adjustments and has taken steps management believes necessary to prevent the need for such adjustments in the future.

KYZEN CORPORATION
-------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESTATEMENT OF QUARTER FINANCIAL STATEMENTS

In the course of performing the year-end closing, the Company identified certain adjustments which affected the quarter ended March 31, 1997 as discussed in detail in Note 2 to the financial statements. This Management's Discussion and Analysis of Financial Condition has been revised to reflect those changes.

COMPARISON OF QUARTERS ENDED MARCH 31, 1996 AND MARCH 31, 1997

Net sales for the quarter ended March 31, 1997 from all business activities increased approximately 33% or $323,088 to $1,287,618. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who are converting from ozone depleting processes and chemicals. Sales of equipment, processes and peripheral systems have increased due to increased sales and marketing efforts.

Gross profit for the quarter ended March 31, 1997 increased 44% or $195,665 to $635,508 as compared to $439,843 in the first quarter 1996. This $195,665 increase is attributable to increased sales volume of the Company's cleaning agents, as well as increased sales of equipment, processes, and peripheral systems. Gross profit margins from all business activities increased from 46% in the first quarter of 1996 to 49% in the first quarter of 1997, reflecting a change in product mix and sales of higher margin products.

Selling, general, and administrative expenses for the quarter ended March 31, 1997 increased 31% or $184,613 to $770,892 as compared to $586,279 for the first quarter of 1996. This increase reflects augmented spending on advertising, selling expenses, and marketing expenses during the first quarter of 1997.

Research and development expenses for the quarter ended March 31, 1997 decreased 20% or $35,065 to $143,146 from $178,211 for the quarter ended March 31, 1996.
This decrease resulted from research and development expenses in the first quarter of 1996 related to the development of a new machine product line, that were not expended during the first quarter of 1997.

Operating loss for the quarter ended March 31, 1997 decreased 14% or $46,117 to a loss of $278,530 from a loss of $324,647 for the quarter ended March 31, 1996. This decrease is due primarily to the increased chemical sales in the first quarter of 1997 over the first quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds has been the remaining proceeds from its initial public offering in 1995. The Company's primary uses of funds are research and development of new product lines, purchase of capital equipment, and sales and marketing activities.

KYZEN CORPORATION
-------------------------------------------------------------------------------

As of March 31, 1997 the Company had working capital of $1,684,062 compared to $1,994,994 as of December 31, 1996. This represents a decrease of $310,932, or 16% from December 31, 1996. This decrease resulted primarily from the funding of operations and purchase of fixed assets.

In March 1996, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance. As of March 31, 1997, there was no balance outstanding on this line of credit.

Cash used by operations of $177,391 in the first quarter of 1997 represented a $33,719 increase over cash used by operations of $143,672 during the same period in 1996. This increase resulted from losses from operations and increases in inventory.

Cash used by investing activities of $108,146 in the quarter ended March 31, 1997 represented a $184,341 decrease over cash used by investing activities during the first quarter of 1996 of $292,487. This decrease was due to the reduced purchasing of short-term investments during the first quarter 1997.

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


                                KYZEN CORPORATION
-------------------------------------------------------------------------------
                                  (Registrant)


Date     February 3, 1998                /s/ Kyle J. Doyel
    -----------------------------        -------------------------------------
                                                         (Signature)
                                         Kyle J. Doyel
                                         President and Chief Executive Officer


Date     February 3, 1998                /s/ Thomas M. Forsythe
     -----------------------------       --------------------------------------
                                                       (Signature)
                                         Thomas M. Forsythe
                                         Treasurer and Chief Accounting Officer