Form 10QSB/A
period 1997-06-30
KYZEN CORP
filed 1998-02-05
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                        FORM 10-QSB/A

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended                June 30, 1997
                                ----------------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                      0-26434
                       -------------------------------------------------------

                                Kyzen Corporation
--------------------------------------------------------------------------------
                   (Exact name of the small business issuer as
                            specified in its charter)

              Utah                                          87-0475115
 -------------------------------                        ------------------
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

KYZEN CORPORATION
--------------------------------------------------------------------------------
BALANCE SHEET

                                                                                       DECEMBER 31,     JUNE 30,
                                                                                           1996           1997
                                                                                      -------------  --------------
                                                                                                       (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                         $     741,820  $      654,498
    Short-term investments                                                                  528,416          99,788
    Accounts receivable, net of allowance for doubtful
        accounts of $16,338 in 1996 and $9,732 in 1997                                      860,785         767,184
    Costs and estimated losses in excess of billings
        on uncompleted contracts                                                             80,321          82,262
    Inventory                                                                               205,126         507,759
    Other                                                                                    37,137          30,822
                                                                                      -------------  --------------
        Total current assets                                                              2,453,605       2,142,313
Property and equipment, net                                                                 786,797         786,196
Patents, net                                                                                 99,243         106,300
Interest receivable from related parties                                                    124,839         147,495
                                                                                      -------------  --------------
        Total assets                                                                  $   3,464,484  $    3,182,304
                                                                                      =============  ==============


LIABILITIES, REDEEMABLE STOCK AND
 SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable and capital lease obligations, current                              $       5,610  $        5,875
    Accounts payable and accrued expenses                                                   432,088         558,426
    Accounts payable to related parties                                                      20,913           6,941
                                                                                      -------------  --------------
        Total current liabilities                                                           458,611         571,242
Notes payable and capital lease obligations                                                   6,697           3,716
                                                                                      -------------  --------------
        Total liabilities                                                                   465,308         574,958

Shareholders' equity (deficit):
    Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at December 31, 1996 and June 30, 1997, respectively
    Class A Common Stock, $0.01 par value, 30,000,000 shares authorized,
        4,999,948 and 5,006,448 shares issued and
        4,999,848 and 5,006,348 shares outstanding                                           50,000          50,065
    Additional paid-in capital                                                            5,293,420       5,294,574
    Treasury stock at cost                                                                     (313)           (313)
    Accumulated deficit                                                                  (2,343,931)     (2,736,980)
                                                                                      -------------  --------------
        Total shareholders' equity                                                        2,999,176       2,607,346
                                                                                      -------------  --------------
        Total liabilities and shareholders' equity                                    $   3,464,484  $    3,182,304
                                                                                      =============  ==============

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                     -------------------------------    --------------------------------
                                                          1996             1997             1996               1997
                                                     -------------     -------------    -------------     --------------
                                                                                 (UNAUDITED)

NET SALES                                            $   1,255,391     $   1,303,444    $   2,219,921     $    2,591,062

    Cost of sales                                          582,989           621,011        1,107,676          1,273,121
                                                     -------------     -------------    -------------     --------------

GROSS PROFIT                                               672,402           682,433        1,112,245          1,317,941

OPERATING COSTS AND EXPENSES:

    Selling, general and administrative expenses           662,927           730,092        1,249,206          1,500,984

    Research and development expenses                      166,053           102,661          344,264            245,807
                                                     -------------     -------------    -------------     --------------

        TOTAL OPERATING EXPENSES                           828,980           832,753        1,593,470          1,746,791
                                                     -------------     -------------    -------------     --------------

        OPERATING LOSS                                    (156,578)         (150,320)        (481,225)          (428,850)

OTHER INCOME (EXPENSE):

    Interest income                                         37,438            19,915           67,457             43,489
    Interest expense                                        (7,538)           (7,400)         (16,062)            (7,688)
                                                     -------------     -------------    -------------     --------------

        TOTAL OTHER INCOME                                  29,900            12,515           51,395             35,801
                                                     -------------     -------------    -------------     --------------

NET LOSS                                             $    (126,678)    $    (137,805)   $    (429,830)    $     (393,049)
                                                     =============     =============    =============     ==============

Net income (loss) per Class A Common Share           $       (0.03)    $       (0.03)   $       (0.09)    $        (0.08)
                                                     =============     =============    =============     ==============

Weighted average shares outstanding                      4,917,322         5,006,348        4,917,322          5,003,342
                                                     =============     =============    =============     ==============

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                    -------------------------------
                                                                                        1996              1997
                                                                                    -------------    --------------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $    (429,830)   $     (393,049)
     Adjustments to reconcile net income to net cash used by
       operating activities:
         Depreciation and amortization                                                     67,674           101,352
         Non-cash interest charge                                                          12,507
         Decrease (increase) in accounts receivable                                      (272,056)           93,601
         Decrease (increase) in costs and estimated losses on long-term contracts          37,526            (1,941)
         Increase in inventory                                                           (215,992)         (302,633)
         Decrease (increase) in other current assets                                      (12,106)            6,315
         Increase in interest receivable from related parties                             (15,077)          (22,656)
         Increase in accounts payable and accrued expenses                                466,410           112,366
                                                                                    -------------     -------------
             Net cash used by operating activities                                       (360,944)         (406,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in short-term investments                                       (129,476)          428,628
     Purchase of fixed assets                                                            (223,913)          (96,554)
     Purchase of patent rights and related expenditures                                    (6,710)          (11,254)
                                                                                    -------------    --------------
             Net cash provided (used) by investing activities                            (360,099)          320,820

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock                                                                                        1,219
     Payment on note payable                                                               (1,679)           (2,716)
                                                                                    -------------    --------------
             Net cash used by financing activities                                         (1,679)           (1,497)
                                                                                    -------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (722,722)          (87,322)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          1,608,890           741,820
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     886,168    $      654,498
                                                                                    =============    ==============

     Cash used for interest payments was $3,182 and $373 for the three and six months ended June 30, 1996 and $288 and $7,400 for the three and six months ended June 30, 1997, respectively.

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

The Company's operations are conducted within one business segment. Sales to customers outside the United States totaled $231,580 and $194,303 for the quarters ended June 30, 1996 and 1997, respectively, and $268,170 and $421,600 for the six-months ended June 30, 1996 and 1997, respectively, representing approximately 12% and 16%, respectively of net sales for the six-month periods then ended.

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

REVENUE RECOGNITION

Revenue from products or services is recognized based upon shipment of products or performance of services. Revenue and profits on long-term construction of equipment contracts are recognized using the percentage of completion method generally based on costs incurred as a percentage of estimated total costs of the project. Anticipated losses on long-term contracts are recognized as they become known. The Company incurred losses related to its specialty cleaning machine contract of approximately $35,000 and $500 for the three months ended June 30, 1996 and 1997, respectively, and $136,000, and $6,100 for the six months ended June 30, 1996 and 1997, respectively.

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

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to successful and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization amounted to $42,677 as of December 31, 1996, and $46,874 as of June 30, 1997. Impairment of the accounting

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS


value of the patent costs is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1996 and at June 30, 1997 no impairment was indicated.

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

INTERIM FINANCIAL INFORMATION

The accompanying interim financial statements have been prepared without an audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1996. The results of operations for the three and six-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 1997; its results of operations for the six-month period ended June 30, 1996 and 1997; and its cash flows for the six months ended June 30, 1996 and 1997.

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

In February 1997, FASB issued SFAS Standards No. 128, "Earnings per Share."
SFAS 128 requires companies with complex capital structures that have publicly-held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS previously required by APB Opinion No. 15 ("APB 15"). Basic EPS is calculated as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt the provisions of this statement in the quarter ending December 31, 1997. Management believes the provisions of this statement will not have a material effect on earnings per share.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 2 - RESTATEMENT OF QUARTER

As a result of adjustments identified in the year-end closing process, which impact the previously reported financial position and results of operations for the quarter and year-to-date periods ended June 30, 1997, these 1997 quarter and year-to-date financial statements have been restated as follows:

                                            As Reported                           Restated
                                   ----------------------------        ---------------------------
                                      Quarter     Year to Date           Quarter      Year to Date
                                   ------------   -------------        ------------   ------------
Balance Sheet:

Current Assets                     $  2,151,387   $   2,151,387        $  2,142,313   $  2,142,313
Total Assets                          3,220,904       3,220,904           3,182,304      3,182,304

Statement of Operations:

Net Sales                          $  1,303,444   $   2,591,063        $  1,303,444   $  2,591,062
Gross Profit                            693,304       1,339,684             682,433      1,317,491
Total operating expenses                790,704       1,687,376             832,753      1,746,791
Net loss                                (84,885)       (311,891)           (137,805)      (393,049)

The Company has reviewed the underlying causes of the adjustments and has taken steps management believes necessary to prevent the need for such adjustments in the future.

KYZEN CORPORATION
--------------------------------------------------------------------------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESTATEMENT OF QUARTER AND YEAR-TO-DATE FINANCIAL STATEMENTS

In the course of performing the year-end closing, the Company identified certain adjustments which affected the quarter and year-to-date periods ended June 30, 1997 as discussed in detail in Note 2 to the financial statements. This Management's Discussion and Analysis of Financial Condition has been revised to reflect those changes.

COMPARISON OF QUARTERS ENDED JUNE 30, 1996 AND JUNE 30, 1997

Net sales for the quarter ended June 30, 1997 from all business activities increased approximately 4% or $48,053 to $1,303,444. These sales remained constant from the prior year even as the chemical customer base increased, due to the order timing of some larger customers.

Gross profit for the quarter ended June 30, 1997 increased 1% or $10,031 to $682,433 as compared to $672,402 for the same quarter in 1996. Gross profits remained constant from the prior year even as the chemical customer base increased, due to the order timing of some larger customers. Gross profit margins from all business activities decreased to approximately 52% in the second quarter of 1997 from approximately 54% from the second quarter of 1996.

Selling, general, and administrative expenses for the quarter ended June 30, 1997 increased 10% or $67,165 to $730,092 as compared to $662,927 for the same quarter of 1996. This increase reflects slightly augmented spending on advertising, selling expenses, and marketing expenses during the second quarter of 1997.

Research and development expenses for the quarter ended June 30, 1997 decreased 38% or $63,392 to $102,661 from $166,053 for the quarter ended June 30, 1996.
This decrease resulted from research and development expenses in the second quarter of 1996 related to the development of a new machine product line, that were not expended during the second quarter of 1997.

Operating loss for the quarter ended June 30, 1997 decreased 4% or $6,258 to a loss of $150,320 from a loss of $156,578 for the quarter ended June 30, 1996. This decrease is due primarily to decreases in research and development expenses in the second quarter of 1997 from the second quarter of 1996.

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997

Net sales for the six months ended June 30, 1997 from all business activities increased approximately 17% or $371,141 to $2,591,062. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who are converting from ozone depleting processes and chemicals. Sales of equipment, processes and peripheral systems have increased due to increased sales and marketing efforts.

Gross profit for the six months ended June 30, 1997 increased 18% or $205,696 to $1,317,941 as compared to $1,112,245 in the six months 1996. This increase is attributable to increased sales volume of the Company's cleaning agents, as well as increased sales of equipment, processes, and peripheral systems. Gross profit margins from all business activities increased from 50% in the first six months of 1996 to 51% in the first six months of 1997, reflecting a change in product mix and sales of higher margin products.

Selling, general, and administrative expenses for the six months ended June 30, 1997 increased 20% or $251,778 to $1,500,984 as compared to $1,249,206 for the first six months of 1996. This increase reflects augmented spending on advertising, selling expenses, and marketing expenses during the first six months of 1997.

Research and development expenses for the six months ended June 30, 1997 decreased 29% or $98,457 to $245,807 from $344,264 for the six months ended June 30, 1996. This decrease resulted from research and development expenses in the first six months of 1996 related to the development of a new machine product line, that were not expended during the first six months of 1997.

KYZEN CORPORATION
--------------------------------------------------------------------------------


Operating loss for the six months ended June 30, 1997 decreased 11% or $52,375 to a loss of $428,850 from a loss of $481,225 for the six months ended June 30, 1996. This decrease is due primarily to the higher overall profit margin and decreased research and development expenses in the first six months of 1997 over the first six months of 1996.

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

As of June 30, 1997 the Company had working capital of $1,571,071 compared to $1,994,994 as of December 31, 1996. This represents a decrease of $423,923, or 21% from December 31, 1996. This decrease resulted primarily from the funding of operations and purchase of fixed assets.

In March 1996, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance. As of June 30, 1997, there was no balance outstanding on this line of credit.

Cash used by operations of $406,645 in the first six months of 1997 represented a $45,701 increase over cash used by operations of $360,944 during the same period in 1996. This increase resulted from losses from operations, increases in inventory and decreases in accounts receivable.

Cash provided by investing activities of $320,820 in the six months ended June 30, 1997 represented a $680,919 increase over cash used by investing activities during the first quarter of 1996 of $360,099. This decrease was due to the reduced purchasing of fixed assets and selling of short-term investments during the first six months of 1997.

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

The Company's cash requirements for the remainder of 1997 and beyond will depend primarily upon the level of its sales, product development, sales and marketing expenditures, timing of expansion plans and capital expenditures.

KYZEN CORPORATION
--------------------------------------------------------------------------------


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                KYZEN CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)


Date     February 3, 1998                 /s/  Kyle J. Doyel
     ------------------------             --------------------------------------
                                                        (Signature)
                                          Kyle J. Doyel
                                          President and Chief Executive Officer


Date     February 3, 1998                 /s/  Thomas M. Forsythe
     ------------------------             --------------------------------------
                                                        (Signature)
                                          Thomas M. Forsythe
                                          Treasurer and Chief Accounting Officer