Form 10QSB/A
period 1997-09-30
KYZEN CORP
filed 1998-02-05
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                        FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1997
                                -----------------------------------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________   to ________________________

Commission file number       0-26434
                       --------------------------------------------------------

                                Kyzen Corporation
-------------------------------------------------------------------------------
                   (Exact name of the small business issuer as
                            specified in its charter)

                  Utah                                        87-0475115
------------------------------------------              -----------------------
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

   State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    5,006,681 shares of Class A Common Stock outstanding as of October 7, 1997
 ------------------------------------------------------------------------------

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


KYZEN CORPORATION
-------------------------------------------------------------------------------
BALANCE SHEET



                                                                            DECEMBER 31,    SEPTEMBER 30,
                                                                                 1996            1997
                                                                            ------------    -------------
ASSETS                                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                               $   741,820     $   601,403
    Short-term investments                                                      528,416          99,769
    Accounts receivable, net of allowance for doubtful
        accounts of $16,338 in 1996 and $10,964 in 1997                         860,785         859,035
    Costs and estimated losses in excess of billings
        on uncompleted contracts                                                 80,321          34,353
    Inventory                                                                   205,126         479,656
    Other                                                                        37,137          18,958
                                                                            -----------     -----------
        Total current assets                                                  2,453,605       2,093,174
Property and equipment, net                                                     786,797         794,062
Patents, net                                                                     99,243         128,309
Interest receivable from related parties                                        124,839         158,823
                                                                            -----------     -----------
        Total assets                                                        $ 3,464,484     $ 3,174,368
                                                                            ===========     ===========


LIABILITIES, REDEEMABLE STOCK AND
 SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable and capital lease obligations, current                    $     5,610     $     5,875
    Accounts payable and accrued expenses                                       432,088         561,210
    Accounts payable to related parties                                          20,913          11,839
                                                                            -----------     -----------
        Total current liabilities                                               458,611         578,924
Notes payable and capital lease obligations                                       6,697           3,250
                                                                            -----------     -----------
        Total liabilities                                                       465,308         582,174

Shareholders' equity (deficit):
    Preferred stock, $0.001 par value, 10,000,000 shares
        authorized, no shares issued or outstanding at December 31, 1996 and September 30, 1997, respectively
    Class A Common Stock, $0.01 par value, 30,000,000 shares
        authorized, 4,999,948 and 5,006,781 shares issued and
        4,999,848 and 5,006,681 shares outstanding                               50,000           50,068
    Additional paid-in capital                                                5,293,420        5,294,633
    Treasury stock at cost                                                         (313)            (313)
    Accumulated deficit                                                      (2,343,931)      (2,752,194)
                                                                            -----------      -----------
        Total shareholders' equity                                            2,999,176        2,592,194
                                                                            -----------      -----------
        Total liabilities and shareholders' equity                          $ 3,464,484      $ 3,174,368
                                                                            ===========      ===========

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                     -------------------------    -------------------------
                                                         1996          1997         1996            1997
                                                     -----------    ----------    ----------     ----------
                                                                           (UNAUDITED)

NET SALES                                            $1,347,212     $1,475,254    $3,567,133     $4,066,316

    Cost of sales                                       699,692        684,899     1,807,368      1,958,020
                                                     ----------     ----------    ----------     ----------

GROSS PROFIT                                            647,520        790,355     1,759,765      2,108,296

OPERATING COSTS AND EXPENSES:

    Selling, general and administrative expenses        704,741        718,194     1,953,947      2,219,178

    Research and development expenses                   102,577        106,518       446,841        352,325
                                                     ----------     ----------   -----------     ----------

        TOTAL OPERATING EXPENSES                        807,318        824,712     2,400,788      2,571,503
                                                     ----------     ----------    ----------     ----------

        OPERATING LOSS                                 (159,798)       (34,357)     (641,023)      (463,207)

OTHER INCOME (EXPENSE):

    Interest income                                      22,845         19,610        90,302         63,099
    Interest expense                                       (227)          (467)      (16,289)        (8,155)
                                                     ----------     ----------    ----------     ----------

        TOTAL OTHER INCOME                               22,618         19,143        74,013         54,944
                                                     ----------     ----------    ----------     ----------

NET LOSS                                             $ (137,180)    $  (15,214)   $ (567,010)    $ (408,263)
                                                     ==========    ============   ==========     ==========

Net income (loss) per Class A Common Share           $    (0.03)    $    (0.00)   $    (0.11)    $    (0.08)
                                                     ==========     ===========   ==========     ==========


Weighted average shares outstanding                   4,968,713      5,006,594     4,934,577      5,004,505
                                                     ==========     ==========    ==========     ==========


KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                        1996                1997
                                                                                    -------------        ----------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $    (567,010)        $(408,263)
     Adjustments to reconcile net income to net cash used by
       operating activities:
         Depreciation and amortization                                                    110,296           156,141
         Non-cash interest charge                                                          11,948
         Decrease (increase) in accounts receivable                                       (31,818)            1,750
         Decrease (increase) in costs and estimated losses on long-term contracts          (4,530)           45,968
         Increase in inventory                                                           (187,078)         (274,530)
         Decrease (increase) in other current assets                                      (19,771)           18,179
         Increase in interest receivable from related parties                             (26,405)          (33,984)
         Increase in accounts payable and accrued expenses                                223,867           120,048
                                                                                    -------------         ---------
             Net cash used by operating activities                                       (490,501)         (374,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in short-term investments                                       (239,480)          428,647
     Purchase of fixed assets                                                            (268,959)         (156,722)
     Purchase of patent rights and related expenditures                                   (13,971)          (35,750)
                                                                                    -------------         ---------
             Net cash provided (used) by investing activities                            (522,410)          236,175

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock                                                                      1,435             1,281
     Repurchase of Class A Common Stock                                                   (59,796)
     Payment on note payable                                                               (2,962)           (3,182)
                                                                                    -------------         ---------
             Net cash used by financing activities                                        (61,323)           (1,901)
                                                                                    --------------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,074,234)         (140,417)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          1,608,890           741,820
                                                                                    -------------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     534,656         $ 601,403
                                                                                    =============         =========



     Cash used for interest payments was $345 and $4,325 for the three and nine months ended September 30, 1996 and $467 and $8,620 for the three and nine months ended September 30, 1997, respectively.

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

The Company's operations are conducted within one business segment. Sales to customers outside the United States totaled $250,552 and $288,995 for the quarter and $518,722 and $710,595 for the nine-months ended September 30, 1996 and 1997, respectively, representing approximately 15% and 17%, respectively of net sales for the nine-month periods then ended.

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

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to successful and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization amounted to $42,677 as of December 31, 1996, and $49,361 as of September 30, 1997. Impairment of the accounting value of the patent costs is measured on the basis of anticipated undiscounted cash flows from operations. At December 31, 1996 and at September 30, 1997 no impairment was indicated.

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

INTERIM FINANCIAL INFORMATION

The accompanying interim financial statements have been prepared without an audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1996. The results of operations for the three and nine-month periods are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1997; its results of operations for the nine-month period ended September 30, 1996 and 1997; and its cash flows for the nine months ended September 30, 1996 and 1997.

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

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 2 - RESTATEMENT OF QUARTER
As a result of adjustments identified in the year-end closing process, which impact the previously reported financial position and results of operations of the quarter and year-to date periods ended September 30, 1997, these 1997 quarter and year-to-date financial statements have been restated as follows:


                                       As Reported                    Restated
                                  ------------------------      -----------------------
                                   Quarter     Year to Date      Quarter    Year to Date
                                  ---------    ------------     ---------   ------------
Balance Sheet:

Current Assets                   $2,106,785    $2,106,785      $2,093,174   $2,093,174
Total Assets                      3,227,505     3,227,505       3,174,368    3,174,368

Statement of Operations:

Net Sales                        $1,475,254    $4,066,317      $1,475,254   $4,066,316
Gross Profit                        801,226     2,140,910         790,355    2,108,296
Total operating expenses            792,426     2,479,802         824,712    2,571,503
Net income (loss)                    27,943      (283,948)        (15,214)    (408,263)



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

KYZEN CORPORATION
-------------------------------------------------------------------------------


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESTATEMENT OF QUARTER AND YEAR-TO-DATE FINANCIAL STATEMENTS

In the course of performing the year-end closing, the Company identified certain adjustments which affected the quarter and year-to-date periods ended September 30, 1997 as discussed in detail in Note 2 to the financial statements. This Management Discussion and Analysis of Financial Condition has been revised to reflect those changes.

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

Net sales for the quarter ended September 30, 1997 from all business activities increased approximately 10% or $128,042 to $1,475,254, while net chemical sales increased approximately 27%. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers and sales to new customers who are converting to the Company's cleaning chemicals and processes.

Gross profit for the quarter ended September 30, 1997 increased approximately 22% or $142,835 to $790,355 as compared to $647,520 for the same quarter in 1996. This increase is attributable to increased foreign and domestic sales. Gross profit margins from all business activities increased from approximately 48% to approximately 54% in the third quarter of 1997, reflecting a change in product mix and sales of higher margin products.

Selling, general, and administrative expenses for the quarter ended September 30, 1997 increased approximately 2% or $13,453 to $718,194 as compared to $704,741 for the same quarter of 1996. This increase reflects a slight increase in selling expenses during the third quarter of 1997.

Research and development expenses for the quarter ended September 30, 1997 remained constant for the quarters ended September 30, 1996 and 1997, at $102,577 and $106,518, respectively.

Operating loss decreased $125,441 from a loss of $159,798 to a loss of $34,357 for the quarter ended September 30, 1996 and 1997, respectively. This decrease is due to increased sales and decreased expenses in the third quarter of 1997 from the third quarter of 1996.

Interest income for the quarter ended September 30, 1997 decreased 14% to $19,610 from $22,845 for the third quarter 1996. This $3,235 decrease is due to lower cash balances during the third quarter of 1997 as a result of the investment of cash into the operations of the business.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1997

Net sales for the nine months ended September 30, 1997 from all business activities increased approximately 14% or $499,183 to $4,066,316, while chemical sales increased approximately 20%. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who are converting from other cleaning processes and chemicals to cleaning agents produced by the Company. Sales of equipment, processes and peripheral systems have increased due to increased sales and marketing efforts.

Gross profit for the nine months ended September 30, 1997 increased 20% or $348,531 to $2,108,296 as compared to $1,759,765 in the same nine month period of 1996. This increase is attributable to increased sales volume of the Company's cleaning agents, as well as increased sales of equipment, processes, and peripheral systems. Gross profit margins from all business activities increased from 49% in the first nine months of 1996 to 52% in the first nine months of 1997, reflecting a change in product mix and sales of higher margin products.

Selling, general, and administrative expenses for the nine months ended September 30, 1997 increased 14% or $265,231 to $2,219,178 as compared to $1,953,947 for the first nine months of 1996. This increase is due to increases in selling expenses as the Company expanded its sales efforts.

Research and development expenses for the nine months ended September 30, 1997 decreased 21% or $94,516 to $352,325 from $446,841 for the nine months ended September 30, 1996. This decrease resulted from research and development expenses in the first nine months of 1996 related to the development of a new machine product line, that were not expended during the first nine months of 1997.

Operating loss for the nine months ended September 30, 1997 decreased 28% or $177,816 to a loss of $463,207 from a loss of $641,023 for the nine months ended September 30, 1996. This decrease is due primarily to the higher sales and

KYZEN CORPORATION
-------------------------------------------------------------------------------

profit margins and decreased research and development expenses in the first nine months of 1997 over the first nine months of 1996.

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

As of September 30, 1997 the Company had working capital of $1,514,250 compared to $1,994,994 as of December 31, 1996. This represents a decrease of $480,744 or 24% from December 31, 1996. This decrease resulted primarily from the funding of operations and purchase of fixed assets.

In March 1996, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance. As of September 30, 1997, there was no balance outstanding on this line of credit.

Cash used by operations of $374,691 in the first nine months of 1997 represented a $115,810 decrease from cash used by operations of $490,501 during the same period in 1996. This decrease resulted from smaller losses from operations offset partially by an increase in inventory.

Cash provided by investing activities of $236,175 in the nine months ended September 30, 1997 represented a $758,585 increase over cash used by investing activities during the first three quarters of 1996 of $522,410. This increase was due to the reduced purchasing of fixed assets and selling of short-term investments during the first nine months of 1997.

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


                                KYZEN CORPORATION
-------------------------------------------------------------------------------
                                  (Registrant)


Date     February 3, 1998                 /s/ Kyle J. Doyel
     ----------------------------        --------------------------------------
                                                       (Signature)
                                         Kyle J. Doyel
                                         President and Chief Executive Officer


Date     February 3, 1998                 /s/ Thomas M. Forsythe
     ----------------------------         -------------------------------------
                                                       (Signature)
                                         Thomas M. Forsythe
                                         Treasurer and Chief Accounting Officer