Form 10KSB40
period 1997-12-31
KYZEN CORP
filed 1998-03-20
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-KSB

[ X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended          December 31, 1997
                           ----------------------------------------------

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from ______________________ to _____________________

Commission file number        0-26434
                       -------------------------------------------------------
                                Kyzen Corporation
------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Utah                                                 87-0475115
--------------------------------------                -------------------------
  State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization                           Identification No.)

      430 Harding Industrial Drive, Nashville, TN  37211
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number    615-831-0888
                          -----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                Name of each exchange on which registered

Class A Common Stock                   Boston Stock Exchange, NASDAQ Small Cap
---------------------------------      ----------------------------------------
Warrants for Class A Common Stock      Boston Stock Exchange, NASDAQ Small Cap
---------------------------------      ----------------------------------------


         Securities registered under Section 12(g) of the Exchange Act:

                              CLASS A COMMON STOCK
-------------------------------------------------------------------------------
                                (Title of class)

                        WARRANTS FOR CLASS A COMMON STOCK
-------------------------------------------------------------------------------
                                (Title of class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year. $5,459,846
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) $4,451,800 at $2.00 per share on January 20, 1998.

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

5,006,681 shares of Class A Common Stock outstanding as of January 20, 1998
-------------------------------------------------------------------------------

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

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 1998 are incorporated into Part III of this report.

Transitional Small Business Disclosure Format (Check one):  [ ] Yes   [X] No

KYZEN CORPORATION
-------------------------------------------------------------------------------
INDEX



                                                                             Page No.
                                                                             --------
Part I

      Item 1.  Description of Business                                           4

      Item 2.  Description of Property                                           8

      Item 3.  Legal Proceedings                                                 8

      Item 4.  Submission of Matters to a Vote of Security Holders               8

Part II

      Item 5.  Market for Common Equity and Related Stockholder Matters          9

      Item 6.  Management's Discussion and Analysis or Plan of Operation         9

      Item 7.  Financial Statements                                             13

                   Report of Independent Accountants                            14

                   Balance Sheet as of December 31, 1996, and 1997              15

                   Statement of Operations for the years ended

                      December 31, 1996 and 1997                                16

                   Statement of Changes in Shareholders' Equity for the years

                       ended December 31, 1996 and 1997                         17

                   Statement of Cash Flows for the years ended

                       December 31, 1996 and 1997                               18

                   Notes to Financial Statements                                19

      Item 8.  Changes in and Disagreements with Accountants on Accounting and

                     Financial Disclosure                                       26



Part III

      Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act.              27

      Item 10. Executive Compensation                                            27

      Item 11. Security Ownership of Certain Beneficial Owners and Management    27

      Item 12. Certain Relationships and Related Transactions                    27

      Item 13. Exhibits and Reports on Form 8-K                                  27

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Kyzen(R) Corporation ("Kyzen" or the "Company") manufactures and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems and chemical handling systems that enhance the use by the Company's customers of its chemical solutions. These products and services may be sold as a package, as a cleaning process or as separate items that can be integrated into the customer's existing cleaning process. The Company was incorporated in Utah in 1990. Its headquarters are located at 430 Harding Industrial Dr., Nashville, TN 37211, where its telephone number is (615) 831-0888, and its fax number is (615) 831-0889.

HISTORY OF THE COMPANY

In September 1987, the United States and 22 other countries signed the Montreal Protocol ("the Protocol") on Substances that Deplete the Ozone Layer. The Protocol called for a freeze in the production and consumption of ozone depleting products ("ODPs") by the year 2000 for developed countries and 2010 for developing countries. As of February 1993, over 90 nations, representing over 90% of the world's consumption of ODPs, were parties to the Protocol. In 1990, the United States enacted the Clean Air Act mandating that the use of ODPs be phased out by the year 2000. In September 1991, the US Environmental Protection Agency announced that ozone layer depletion over North America was greater than expected. In response to this announcement, then President Bush issued an executive order accelerating the phase-out of ozone depleting materials to December 31, 1995. The more than 90 nations which are signatories to the Protocol agreed to accelerate the phase-out of production of ODPs to December 31, 1995 for developed countries and December 31, 2005 for developing countries. After the 1995 deadline ODP products can still be bought, recycled and sold until the inventory is depleted, which is the state of the market today.

Because industrial cleaning is one of the largest applications for ODPs, Kyzen was organized to develop chemical solutions and processes to replace ODPs used in the cleaning of electronic assemblies and precision metal components. Historically, materials such as chlorofluorocarbon 113 ("CFC-113") and 1,1,1, Trichloroethane ("Methyl Chloroform" or "Trich") were widely used in these applications.

CHEMICAL CLEANING PRODUCTS

Kyzen has formulated seven general lines of cleaning chemistries that serve different market niches. These chemistries are:

         1. semi-aqueous electronic cleaning  (Ionox(R));
         2. aqueous cleaner concentrates for electronic cleaning  (Aquanox(R));
         3. metal/plastic precision cleaners which can be aqueous or semi-aqueous (Metalnox(R));
         4. volatile organic chemical ("VOC") compliant cleaning agents for electronics and metals (Lonox(TM));
         5. optical solvents and cleaning agents  (Optisolv(TM));
         6. semi-conductor cleaning agents  (Micronox(TM)); and
         7. waterless solvents and hand-wipe solvents  (Kryptonol(R)).

In addition, Kyzen has currently identified product niches in batteries and medical devices and is currently selling on a limited basis specialty cleaning substances to address needs in those industries.

It is the Company's strategy to patent its formulations where unique materials, blends or uses are identified. In other formulations the Company uses a strategy of multiple ingredients and suppliers to protect and keep proprietary the key active materials used in the product.

Most Kyzen formulations are non-flammable and non-combustible, low in toxicity and generally require no hazardous material shipping or storage precautions. The Company attempts to meet this standard with all its products. Customized products for key high volume customers and new niche applications, however, frequently have unique requirements which may necessitate departures from these general standards.

KYZEN CORPORATION
------------------------------------------------------------------------------
PART I  (CONTINUED)

The Company is currently developing new cleaning chemistries and processes for the semiconductor, optics, medical, industrial and other niche cleaning markets. Kyzen believes its non-flammable, low toxicity chemistry will be an attractive alternative in such industries. The Company also believes that future product lines may be obtained through acquisitions, although the Company has not entered into definitive acquisition agreements and there can be no assurance that any acquisition opportunities will materialize.

EQUIPMENT PRODUCTS AND PERIPHERALS

Kyzen's Equipment Products and Peripherals ("EP&P") group has a goal of enhancing processes and expediting and eliminating obstacles in the implementation of Kyzen's chemical cleaning solutions. Prior to the third quarter of 1997, the Company was focused on developing process control systems, water re-use and cleaning machine technology and incorporating those technologies into equipment sold by the Company. Historically the Company has viewed its EP&P group as necessary to sell Kyzen chemical products, despite the losses incurred by the group since the inception of the Company. During 1997, changes in customer requirements and in capabilities of outside vendors resulted in the Company's decision to downsize the EP&P group. The Company currently maintains the group at a level capable of developing and manufacturing process control equipment, building and maintaining equipment in Kyzen's Cleaning Applications and Evaluation Centers, maintaining existing customer machines and service contracts and manufacturing peripheral items necessary to assist the installation and implementation of chemicals.

Process Control Systems ("PCS"). The Company's systems are based on the Company's proprietary technology to control the cleaner concentration in applications where water is added to the cleaning agent. The PCS system is a fully integrated tool that automatically samples and adjusts cleaning agent concentration to a specified level in a cleaning tank or machine. The system also has the capability to automatically (1) monitor and maintain liquid levels,
(2) pump chemicals directly from the drum to the wash tank and (3) fill the cleaning machine. The current PCS product line is designed to operate on a number of the Company's existing and developmental cleaning solutions.

The Company's strategy going forward is to further develop Kyzen's technologies in this area and use it to differentiate the Company's cleaning agents from competitors. The Company's plan is to pursue the construction and sale of its PCS to potential customers in current markets and to continue to develop PCS for new niche cleaning applications.

Process Rinse Water Reuse Technology. In early 1991, management of the Company recognized that the majority of chemical cleaning products designed to replace ODPs required the use of water in the cleaning process, either as a part of the washing process or as a rinsing agent. In addition, the Company determined that most potential customers at that time desired to recycle the rinse water in the cleaning process. The Company developed technologies for process water reuse machines using reverse osmosis ("RO") membranes in conjunction with distillation, activated carbon and ion exchange resins. Currently, the recycling of reuse water is less of an issue with the Company's customers because most publicly owned treatment works ("POTW") now accept rinse water effluent and certain suppliers of water reuse equipment are now able to handle water recycling within the precision cleaning industry. The Company's rinse water reuse technology may find broader use if environmental laws change and require more water recycling.

The Company's strategy regarding its process water reuse technology going forward is to maintain Kyzen's technology in this area and use it to differentiate the Company's cleaning agents from competitors. The Company plans to assist customers in developing processes for water reuse with Kyzen's cleaning products but not to aggressively pursue the construction and sale of mechanical systems to potential customers.

Specialized Cleaning Machine. In 1996 and the first half of 1997, the Company was involved with Intel Corporation in developing and manufacturing a specialized cleaning machine using the Company's chemical and water reuse technology, specifically designed for Intel's computer motherboard business. One machine was produced, shipped and accepted by Intel in second quarter of 1996. After further discussion and testing, Intel informed the Company in the second quarter of 1997 that Intel's business strategy had changed and they had no need for such machines in the near future.

The Company's strategy going forward is to maintain Kyzen's technology and development work in this area and use it in the event a potential opportunity or need arises. Since the second quarter of 1997, the Company has

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I CONTINUED)

downsized its machine manufacturing capability and does not plan to aggressively pursue the manufacture and sale of the Company's cleaning machines to potential customers. In the event an opportunity arises, management of the Company expects to outsource the manufacture of cleaning machines in some form of strategic alliance that would mitigate the risk to the Company of such an endeavor.

COMPETITION

The industry of cleaning electronic and metal products is undergoing rapid change as companies search for new technology to replace processes based on ODPs. The market is rapidly moving from a commodity market supplied by major chemical companies to a series of highly fragmented niche markets supplied by focused specialty chemical companies. There are numerous competitors in this fragmented industry. Management believes its most significant competitors are Petroferm(R), Church & Dwight, Alpha Metals, Multicore, and Dr. O.K. Wack Chemie. Management believes the Company has a competitive advantage in the targeted markets because many of the above named competitors sell their technical products indirectly through distribution. In addition management believes that the Company is unique in its focus as Kyzen is the only company listed that derives greater than 70% of the revenues from high technology cleaning products and is therefore focused on the opportunity.

DEPENDENCE ON SUPPLIERS AND OTHERS

The Company purchases its raw materials, components and finished machines from a variety of sources. While the Company believes that it is generally not significantly dependent on any sole supplier for raw materials, components and finished machines, it has, in the past, relied on one chemical producer for its supply of the nonlinear alcohol used in many of the Company's cleaning formulations. There can be no assurance that any raw material or other components and systems utilized by the Company will continue to be available at reasonable prices in the volume required for the Company to meet its customers' orders.

PRODUCTION AND SUPPLY

The production of the Company's chemistries involves the blending of specific chemicals purchased from third party chemical producers in the open market. The Company's chemical raw materials, other than the nonlinear alcohol, are widely available from numerous sources. The nonlinear alcohol is currently available from three producers, all of which management believes are currently operating at levels below capacity.

SALES AND DISTRIBUTION

Marketing. The Company believes that there are a number of precision cleaning market niches ranging in size from $5 million to $50 million in which the Company should be able to maintain a competitive advantage. The Company is now established in the electronic assembly market niche. The Company is currently developing other niches such as precision metal parts, other electronic devices, optics, medical devices and semiconductors.

Cleaning Applications and Evaluation Centers. The Company currently operates two comprehensive Cleaning Applications and Evaluation Centers, one in Manchester, New Hampshire and the other in Nashville, Tennessee. A Cleaning Applications and Evaluation Center is a demonstration facility in which customers can view the effectiveness of the Company's cleaning technology in a risk free environment. The Company believes these centers give it a competitive advantage in that the Company believes it has the most comprehensive testing facilities in the cleaning industry. The centers are used to expedite the sales cycle for Kyzen's chemical solutions in addition to accelerating the development of new Kyzen chemical products.

Sales Force. One of the primary sales challenges facing the Company is selling its innovative technologies to customers who have limited experience with water-based cleaning agents and processes. These sales require long relationship building periods, considerable time for problem solving and testing of process and chemistry. The Company is accelerating this process through the investment in Cleaning Applications and Evaluation Centers which management believes will shorten the period required for testing and problem solving and will increase contact the customer has with Kyzen and its products. Nevertheless, the Company's sales cycles for conversion to the Company's products typically range from three months to two years.

The Company currently sells it products with a direct regional sales force, which depending on the region, may be complemented with manufacturer representatives or agents. The company also uses sales engineers, chemists, application

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I (CONTINUED)

lab personnel and inside sales personnel in the Company's sales efforts depending on the customer and where the customer is in the sales cycle.

CUSTOMERS

During the past 12 months, no customer accounted for more than 10% of the Company's revenues. Management believes that the loss of any one customer would not have a material adverse effect on the Company's financial condition or results of operations.

PATENTS

The Company jointly holds two patents for its chemical cleaning formulations in the United States. The Company also has obtained one patent in each of Mexico, Taiwan, Australia, Europe and Japan. These existing patents, which expire between 2009 and 2014, and pending patents related to these two US issued patents are jointly owned by the Company and Delco, a division of General Motors. Delco has retained the right to use chemistry developed under the patents, and the Company has retained the right to market the patented formulations. Delco is not entitled to receive royalties or license fees from the Company on the chemical cleaning products manufactured and sold by the Company. However, if the Company were to enter into a license or royalty arrangement for the patented formulations, the resulting license fee or royalties would be shared between the Company and Delco.

The Company has applied for three additional patents in the United States in 1997. These filings relate to work performed during the past two years on a number of formulations to be used in existing and new market niches.

The Company is also required to pay royalties to Bix Manufacturing Company (a shareholder). Royalties are based on 2% of revenues related to the patented chemistry. The Company is currently settling its royalty obligation through consulting services performed by a founder of the Company. In 1997 and 1996, $71,925 and $56,342 has been recorded as royalty expense to reflect these transactions.

FUTURE LEGISLATION AND GOVERNMENTAL REGULATION

The Company believes that the demand for its products is directly related to governmental responses to and public concern with ozone depletion, CFC elimination, use of hazardous or highly toxic cleaning agents and air and water contamination. If there were to be less public concern over ozone depletion or water contamination or less governmental pressure to remedy such problems, there could be substantially reduced demand for the products offered by the Company. Although the Company is not aware of any pending or proposed federal legislation or regulation that could adversely affect its products, chemicals or services, any such legislation or regulation in the future that limits the sale of the Company's products, chemicals or services or components or limits the methods by which the Company's products or chemicals are manufactured, installed or serviced, could have a material adverse impact on the Company.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses in 1997 were $461,470. Of this amount, $430,460, was spent for chemical research and development. Research and development activities are expensed as incurred because the majority of the Company's research and development activities consist of developing technically feasible products and processes. The Company will continue to maintain a high level of research and development activity in order to create new and better products and processes as required by niche markets in which management believes the Company can effectively compete.

EMPLOYEES

As of December 31, 1997, the Company had 35 full-time employees and 1 part-time employee. The Company considers its employee relations to be satisfactory. The Company believes that additional staff will be required to properly support increased marketing, sales, development and support functions. The Company intends to hire support staff and other personnel as they are needed.

ENVIRONMENTAL, HEALTH AND SAFETY CONSIDERATIONS

The Company and its operations are subject to certain Federal, state and local laws and regulations relating to the discharge of pollutants into the air and water, worker exposure to the chemical formulations manufactured and sold and established standards for the reuse, storage and disposal of hazardous wastes. The Company believes that its operations are in compliance with current laws and regulations relating to such matters. The Company derives a large portion of its

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I (CONTINUED)

revenue from the sale of blended products made from finished materials purchased from various chemical producers. These chemicals are periodically evaluated and/or re-evaluated by the third-party chemical producers for potential adverse health effects resulting from exposure or overexposure.

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

The Company's headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility the Company occupies approximately 18,000 square feet, which houses a research and development laboratory, a Cleaning Applications and Evaluation Center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. The Company has an approximately 6,500 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. This location houses a Cleaning Application and Evaluation Center, EP&P manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company's needs for the next year.

The Company conducts its operations from leased facilities under two operating lease agreements. As of December 31, 1997, future minimum annual rental payments are summarized as follows:


                1998                           $130,016
                1999                             41,958
                2000                             36,060


Total rent expense was $163,434 in 1997 and $127,126 in 1996. Included in this amount is approximately $92,198 of rent paid to a shareholder. The Company has options to renew its leases on both of its facilities for up to three additional years.

The Company carries general property and casualty insurance in an amount management considers to be adequate.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 1997, the Company was not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter 1997.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's securities, Class A Common Stock (symbols KYZN and KYZNW, respectively) and Warrants to purchase Class A Common Stock, are quoted on the Nasdaq Small Cap Stock Market and listed on the Boston Stock Exchange (symbols KYZ and KYZW, respectively). The Stock and Warrant prices for the previous eight quarters is presented in the table below. The following table provides the range of the high and low bid quotations for the Company's Warrants and Class A Common Stock on the Nasdaq Small Cap Stock Market for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                                     Class A
                                                    Warrants       Common Stock
                                   Dividends     High      Low     High     Low
                                   ---------     ----      ---     ----     ---
Quarter ended: March 31, 1996         $0         31/32     1/2    3 5/16    2 1/2
               June 30, 1996           0        1 9/16     1/2       5        2
               September 30, 1996      0         1 1/8    9/16    4 1/16    2 7/8
               December 31, 1996       0          5/8     3/16     3 1/8    1 5/8

               March 31, 1997          0         9/16     5/16     3 1/8   1 13/16
               June 30, 1997           0          1/2     7/32     2 1/8    1 3/8
               September 30, 1997      0          3/4      1/4     2 5/8    1 1/4
               December 31, 1997       0          3/4     3/16    2 9/16    1 3/8


There were approximately 1,600 shareholders of record of Class A Common Stock on December 31, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

Net sales for 1997 from all business activities increased approximately 10% or $500,844 to $5,459,846, while net chemical sales increased 20% from 1996. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who are converting to the Company's products. Sales of equipment, processes and peripheral systems have decreased during 1997, reflecting the Company's focus on more profitable chemical products and smaller more profitable pieces of equipment like the Process Control System (PCS).

Gross profit for 1997 increased 18% or $424,935 to $2,775,716 as compared to $2,350,781 in 1996. This increase is attributable to increased sales volume of the Company's cleaning agents. Gross profit margins from all business activities increased from 47% in 1996 to 51% in 1997. This increase reflects a larger percentage of total sales coming from higher margin chemical products.

Selling, general and administrative expenses for the year ended December 31, 1997 increased 12% or $320,026 to $2,961,009 in 1997 as compared to $2,640,983 for 1996. This increase reflects increased spending on advertising and sales personnel partially offset by lower general and administrative expenses.

Research and development expenses for 1997 decreased 20% or $114,838 to $461,470 from $576,308 for 1996. Development expenses for chemical cleaning products increased approximately 7% while expenditures for development of equipment, processes and peripherals decreased significantly in 1997. This change reflects the one time R&D expenses associated with developing the cleaning machine in 1996 for Intel.

Operating loss for 1997 decreased 25% or $219,747 to a loss of $646,763 from a loss of $866,510 for the year ended December 31, 1996. This decrease is due primarily to increased sales of chemical products and smaller increases in operating expenses in conjunction with the downsizing of the cleaning machine project from 1996 to 1997.

Interest income for 1997 decreased 34% to $83,222 from $126,481 for 1996. This $43,259 decrease is due to lower cash balances during 1997 as a result of investment of cash in the operations of the Company.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II  (CONTINUED)

Interest expense for 1997 decreased 49% to $8,467 from $16,591 in 1996. The decrease of $8,124 in interest expense is due to interest charges incurred in 1996 related to a put repurchase obligation settled in 1996.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

Net sales for 1996 from all business activities increased approximately 25% or $1,002,653 to $4,959,002, while net chemical sales increased 18% from 1995. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who were converting from ozone depleting processes and chemicals. Sales of equipment, processes and peripheral systems have increased due to increased sales and marketing efforts.

Gross profit for 1996 increased 19% or $369,733 to $2,350,781 as compared to $1,981,048 in 1995. This $369,733 increase is attributable to increased domestic sales volume of the Company's cleaning agents, as well as increased sales of equipment, processes and peripheral systems. Gross profit margins on chemical sales remained constant with the prior year, while gross profit margins from all business activities decreased from 50% in 1995 to 47% in 1996, reflecting lower margins on equipment, process and peripheral manufacturing.

Selling, general and administrative expenses for the year ended December 31, 1996 increased 43% or $789,022 to $2,640,983 in 1996 as compared to $1,851,961 for 1995. This increase reflects augmented spending on advertising and selling expenses, expenses associated with being a public company and expenses associated with hiring and relocating sales personnel during 1996.

Research and development expenses for 1996 increased 157% or $351,800 to $576,308 from $224,508 for 1995. This increase reflects the Company's continued efforts in development projects for new products and processes with current and potential customers and expenses associated with development of a new machine product line. One of the new product lines consisted of specialty cleaning machines to be built to specific customer order.

Operating loss for 1996 increased 808% or $771,089 to a loss of $866,510 from a loss of $95,421 for the year ended December 31, 1995. This increase is due primarily to the increased research and development expenses in developing a new line of specialty cleaning machines and increased sales and marketing expenses in anticipation of greater sales growth in the future.

Interest income for 1996 increased 16% to $126,481 from $108,743 for 1995. This $17,738 increase is due to higher cash balances during 1996 as a result of the excess cash available from the initial public offering being invested in investment grade commercial paper and similar financial instruments.

Interest expense for 1996 decreased 88% to $16,591 from $143,079 in 1995. This decrease of $126,488 in interest expense reflects the results of the extinguishment of debt with a portion of the proceeds of the Company's initial public offering.

ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that in the event certain facts and circumstances indicate an asset may be impaired, an evaluation of recoverability must be performed to determine whether or not the carrying amount of the asset is required to be written down. The Company adopted the provisions of this statement effective January 1, 1996, and adoption did not materially impact the Company's financial condition or results of operations.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. The Company will continue to measure compensation costs for its employee stock compensation plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed under SFAS No. 123. SFAS No. 123 does, however, require disclosure of the pro forma effect of stock-based compensation. This information is disclosed in the footnotes to the financial statements.

In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS"). The presentation of basic EPS replaces the presentation of primary

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II (CONTINUED)

EPS previously required by Accounting Principles Board Opinion No. 15 ("APB 15"). Basic EPS is calculated as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted method" for convertible securities and the treasury stock method for options and warrants. This statement also requires the Company to disclose a reconciliation of the numerators and denominators used in the calculation of the basic and diluted EPS. The Company adopted the provisions of this Statement for the quarter ended December 31, 1997.

In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." This Statement establishes standards for disclosing information about an entity's capital structure, including, but not limited to, pertinent rights and privileges of various outstanding securities, dividend arrearages and information about redeemable stock. The Company adopted the provisions of SFAS No. 129 in 1997.

Additionally, the FASB has issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers Disclosure about Pensions and Other Post-Retirement Benefits." These Statements are effective in fiscal 1998, however, they will not have significant impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

Management has included certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that can could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers of chemical raw materials; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary customers; and the ability of the Company to develop new competitive product lines. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

YEAR 2000 IMPACT

The Company is currently evaluating its internal computing systems and believes they will all accommodate the year 2000 century change. Because of the relatively simple nature of the Company's information systems, management believes that any impact on such systems resulting from the year 2000 and beyond will not have a material adverse effect on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds has been the remaining proceeds from its initial public offering in 1995 and borrowings on a term loan. The Company's primary uses of funds are research and development of new product lines, purchase of capital equipment and sales and marketing activities.

As of December 31, 1997, the Company had working capital of $1,250,588, compared to $1,994,994 as of December 31, 1996. This represents a decrease of $744,406, or 37% from 1996. This decrease resulted primarily from the funding of operating costs, the purchase or construction of fixed assets and the purchase of patent rights and related expenditures during 1997.

In April 1997, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance (the "Credit Facility"). On November 13, 1997 the available line was reduced to $420,000 and the Company obtained a term loan (the "Term Loan") of $80,000 for the financing of certain improvements to the Company's offices, laboratories and demonstration facilities. This Term Loan has a stated rate of interest of 10% and requires monthly interest and principal payments of $2,039 through December 2001. As of December 31, 1997, the balance outstanding of the Term Loan was $77,990.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II (CONTINUED)

As a result of its 1997 net loss, the Company was in violation of certain of its financial debt covenants under the Credit Facility. The Company has received waivers of these covenants from its lender under the Credit Facility through December 31, 1997. At December 31, 1997 and as of the date of this Report, the Company had no balances outstanding under the Credit Facility. The Credit Facility expires on April 30, 1998 and the Company is currently negotiating with the lender and with several banks to obtain a replacement facility. There can be no assurance that the lender will continue to waive the financial covenants under the Credit Facility or that the Company will be able to obtain another credit facility to replace the Credit Facility.

Cash used by operations of $326,144 in 1997 represented a $298,928 or 48% decrease over cash used by operations of $625,072 during 1996. This decrease resulted from lower operating losses, decreases in accounts receivable and increases in accounts payable balances.

Cash provided by investing activities of $221,413 in 1997 represented a $404,776 or 221% increase over cash used by investing activities during 1996 of $183,363. This increase was due mainly to the decrease in short-term investments during 1997 and lower fixed asset purchases.

Cash provided by financing activities of $73,689 in 1997 represented an increase of $132,324 or 226% from cash used by financing activities of $58,635 during 1996. This difference was due to the cash provided by the issuance of long-term debt during 1997 and the settlement of a put obligation on the Company's stock in 1996.

In 1995, the Company reclassified $257,236 from stockholders' equity to current liabilities to accrue for a potential obligation associated with a put option issued in connection with a bridge loan offering of debt and equity prior to the initial public offering. This put option expired on August 4, 1996, and the amount was reclassified from current liabilities to additional paid-in-capital. Additionally, the Company accrued $59,796 of interest expense to current liabilities for an obligation associated with a put option granted to a shareholder. This option was exercised in August 1996, and the Company acquired 100 shares of its Class A Common Stock as a result of this transaction. The Company recorded the acquisition of treasury stock of $313 and the reduction of the current liability.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements at least through 1998. The Company's cash requirements for 1997 and beyond will depend primarily upon the level of sales, product development, sales and marketing expenditures, timing of expansion plans and capital expenditures. In the event the Company's plans change, its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise) the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategies which would create additional financing needs for the Company.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II (CONTINUED)

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
Report of Independent Accountants                                             14

Balance Sheet as of December 31, 1996 and 1997                                15

Statement of Operations for the years ended December 31, 1996 and 1997        16

Statement of Changes in Shareholders' Equity (Deficit) for the years
   ended December 31, 1996 and 1997                                           17

Statement of Cash Flows for the years ended December 31, 1996 and 1997        18

Notes to Financial Statements                                                 19


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Kyzen Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Kyzen Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  Price Waterhouse LLP


Price Waterhouse LLP
Nashville, Tennessee
January 23, 1998

KYZEN CORPORATION
-------------------------------------------------------------------------------
BALANCE SHEET



                                                                           DECEMBER 31,
                                                                     1997            1996
                                                                 -----------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $   710,778     $   741,820
   Short-term investments                                             99,208         528,416
   Accounts receivable, net of allowance for doubtful accounts
       of $8,068 in 1997, and $16,338 in 1996                        802,400         860,785
   Costs and estimated losses in excess of billings on
       uncompleted contracts                                           7,155          80,321
   Inventory                                                         332,367         205,126
   Other                                                              28,892          37,137
                                                                 -----------     -----------
       Total current assets                                        1,980,800       2,453,605

Property and equipment, net                                          928,079         786,797
Patents, net                                                         147,296          99,243
Interest receivable from related parties                             170,151         124,839
                                                                 -----------     -----------

       Total assets                                              $ 3,226,326     $ 3,464,484
                                                                 ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable and capital lease obligations, current           $    17,050     $     5,610
   Accounts payable and accrued expenses                             707,781         432,088
   Accounts payable to related parties                                 5,381          20,913
                                                                 -----------     -----------
       Total current liabilities                                     730,212         458,611

   Note payable and capital lease obligations                         67,665           6,697
                                                                 -----------     -----------
       Total liabilities                                             797,877         465,308
                                                                 -----------     -----------

Commitments and contingencies  (Note 11)

Mandatorily redeemable Class B Common Stock,
    1,200,000 shares authorized, no shares
    issued or outstanding in 1997 or 1996
Shareholders' equity:
    Preferred stock, $0.001 par value,
       10,000,000 shares authorized, no
       shares issued or outstanding in
       1997 or 1996
   Class A Common Stock, $0.01 par value,
       30,000,000 shares authorized,
       5,006,781 and 5,006,681 shares
       issued and outstanding,
       respectively, in 1997, 4,999,948
       and 4,999,848 shares issued and
       outstanding, respectively, in 1996
                                                                      50,068          50,000
   Additional paid-in capital                                      5,294,633       5,293,420
   Treasury stock, at cost                                              (313)           (313)
   Accumulated deficit                                            (2,915,939)     (2,343,931)
                                                                 -----------     -----------
       Total shareholders' equity                                  2,428,449       2,999,176
                                                                 -----------     -----------

       Total liabilities and shareholders' equity                $ 3,226,326     $ 3,464,484
                                                                 ===========     ===========




    The accompanying notes are an integral part of the financial statements
                                 Page 15 of 69

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,

                                                               1997           1996
                                                           ------------    -----------

Net sales                                                  $ 5,459,846     $ 4,959,002

Cost of sales                                                2,684,130       2,608,221
                                                           -----------     -----------

Gross profit                                                 2,775,716       2,350,781

Operating costs and expenses:

         Selling, marketing, general and administrative      2,961,009       2,640,983

         Research and development expenses                     461,470         576,308
                                                           -----------     -----------

                  Total operating expenses                   3,422,479       3,217,291
                                                           -----------     -----------

                  Operating loss                              (646,763)       (866,510)

Other income (expense):

         Interest income                                        83,222         126,481

         Interest expense                                       (8,467)        (16,591)
                                                           -----------     -----------

                  Total other income (expense)                  74,755         109,890
                                                           -----------     -----------

Net loss                                                   $  (572,008)    $  (756,620)
                                                           ===========     ===========


         Basic and diluted earnings per share              $     (0.11)    $     (0.15)

         Weighted average shares outstanding                 5,005,081       4,964,549



    The accompanying notes are an integral part of the financial statements
                                 Page 16 of 69

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                           CLASS A            ADDITIONAL
                                        COMMON STOCK           PAID-IN        TREASURY   ACCUMULATED
                                    SHARES        AMOUNT       CAPITAL          STOCK      DEFICIT          TOTAL
                                  ---------      ---------    -----------     ---------  -----------     -----------
Balance at December 31, 1995      4,917,322       $ 49,174     $5,031,560       $  -     $(1,587,311)     $3,493,423

Issuance of Stock                     8,000             80          5,370                                      5,450

Expiration of put obligation         74,626            746        256,490                                    257,236

Repurchase of Common Stock             (100)                                     (313)                          (313)

Net loss                                                                                    (756,620)       (756,620)
                                  ---------       --------     -----------      -----    -----------      ----------

Balance at December 31, 1996      4,999,848         50,000      5,293,420        (313)    (2,343,931)      2,999,176

Issuance of Stock                     6,833             68          1,213                                      1,281

Net loss                                                                                    (572,008)       (572,008)
                                  ---------       --------     ----------       -----    -----------      ----------

Balance at December 31, 1997      5,006,681       $ 50,068     $5,294,633       $(313)   $(2,915,939)     $2,428,449
                                  =========       ========     ==========       =====    ===========      ==========


     The above Class A Common Stock and Additional Paid-in Capital have been reduced by $906,263 to reflect stock notes receivable (see Note 2).



    The accompanying notes are an integral part of the financial statements

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS


                                                                           FOR THE YEAR ENDED
                                                                              DECEMBER 31,
                                                                          1997           1996
                                                                        ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                           $(572,008)    $  (756,621)
     Adjustments to reconcile net loss to net cash provided
         (used) by operating activities:
         Depreciation and amortization                                    210,662         154,642
         Non-cash interest charge                                              --          11,948
         (Increase) decrease in accounts receivable                        58,385        (230,521)
         Decrease in costs and estimated losses in excess
             of billings on uncompleted contracts                          73,166          59,735
         Increase in inventory                                           (319,443)        (85,649)
         (Increase) decrease in other current assets                        8,245         (15,898)
         Increase in interest receivable from related parties             (45,312)        (37,734)
         Increase in accounts payable and accrued expenses                260,161         275,026
                                                                        ---------     -----------

               Net cash used by operating activities                     (326,144)       (625,072)
                                                                        ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments                                   429,208         176,192
     Purchase of fixed assets                                            (149,739)       (343,936)
     Purchase of patent rights and related expenditures                   (58,056)        (15,619)
                                                                        ---------     -----------

               Net cash provided (used) by investing activities           221,413        (183,363)
                                                                        ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock                                                      1,281           5,450
     Repurchase of Class A Common Stock                                        --         (59,796)
     Proceeds from issuance of note payable                                80,000
     Payment on note payable                                               (7,592)         (4,289)
                                                                        ---------     -----------

               Net cash provided (used) by financing activities            73,689         (58,635)
                                                                        ---------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (31,042)        (867,070)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            741,820       1,608,890
                                                                        ---------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 710,778     $   741,820
                                                                        =========     ===========



SUPPLEMENTAL CASH FLOW INFORMATION:

Cash used for interest payments was $8,467 in 1997 and $59,320 in 1996. The Company paid no income taxes in 1997 and 1996.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company reclassified inventory of $192,202 and $53,104 to fixed assets in 1997 and 1996, respectively.



    The accompanying notes are an integral part of the financial statements
                                 Page 18 of 69

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Kyzen Corporation ("Kyzen" or the "Company") was incorporated under the laws of the State of Utah on March 9, 1990. Kyzen was formed to develop environmentally safe chemical solutions to replace ozone-depleting chlorinated solvents. The Company manufactures or markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required and peripheral equipment such as process control systems and chemical handling systems that enhance the customers use of the Company's chemical solutions. These products and services can be sold as a package, as a cleaning process or as separate items that can be integrated into the customer's cleaning process. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one business segment. Sales to customers outside the United States totaled $743,141 in 1997 and $463,464 in 1996, representing approximately 14% and 9% of 1997 and 1996 net sales, respectively. No individual customer or foreign country accounted for more than 10% of the Company's revenues in 1997 or 1996.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers securities with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

By Company policy, short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. government and its agencies and other short-term investment funds. The Company has classified all of its investments in debt and equity securities as trading securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities." In accordance with SFAS No. 115, the Company records its investments at fair value and recognizes unrealized holding gains and losses in earnings. Unrealized gains and losses recognized in earnings during 1997 and 1996 were not significant.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying values of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company's note payable is not significantly different than its carrying amount based upon the current interest rate environment.

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

INVENTORIES

Inventories are valued at the lower of cost or market value with cost determined using the weighted average, first in, first out (FIFO) method.

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

PATENT COSTS

Patent costs, including the purchase of patent rights (Note 11) and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization amounted to $52,681 and $42,677 in 1997 and 1996, respectively.

IMPAIRMENT OF VALUE

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as of January 1, 1996. Impairment of accounting value is measured on the basis of anticipated undiscounted cash flows from operations. Based upon a review of its assets, the Company determined no impairment existed at December 31, 1997 or 1996. Accordingly, the adoption of SFAS No. 121 did not have a significant impact on the Company's financial condition or results of operations.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

ADVERTISING COSTS

Costs incurred for producing and communicating advertising are expensed in the period incurred and totaled $203,895 in 1997 and $174,905 in 1996.

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

PER SHARE DATA

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," in the quarter ending December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations. In accordance with the provisions of this Statement, the Company calculates basic EPS as income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted EPS is calculated using the "if converted method" for convertible securities and the treasury stock method for options and warrants as prescribed by Accounting Principles Board Opinion No. 15. This Statement has been applied, retrospectively, to all periods presented.

SFAS No. 128 also requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted earnings per share. Based upon the Company's capital structure throughout 1997 and 1996 and the Company's net loss for such periods, there are no differences in the amounts used in the numerators and denominators for purposes of calculating basis and diluted EPS. As a result, basic and diluted EPS are the same.

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - NOTES RECEIVABLE

Certain key executives and former employees of the Company exercised stock options during 1994 by issuing to the Company non-recourse promissory notes. The notes bear interest at 5% per year and are secured by the Company's stock held by such employees. Both principal and interest are due January 2000. The non-recourse notes receivable principal balance of $906,263 at December 31, 1997 has been reflected as a reduction of shareholders' equity. Interest receivable of $170,151 and $124,839 at December 31, 1997 and 1996, respectively, is included in non-current assets.



NOTE 3 - COSTS AND ESTIMATED LOSSES IN EXCESS OF BILLINGS ON UNCOMPLETED
         CONTRACTS

Costs and estimated losses incurred on uncompleted contracts incorporate the following:


                                                           DECEMBER 31,
                                                       1997           1996
                                                     --------       ---------
Costs incurred on uncompleted contracts              $325,219       $ 681,071
Estimated losses                                      (11,182)       (254,159)
                                                     --------       ---------
                                                      314,037         426,912
Less:  Billings to date                               306,882         346,591
                                                     --------       ---------
Costs and estimated losses in excess of
billings on uncompleted contracts                    $  7,155       $  80,321
                                                     ========       =========



NOTE 4 - INVENTORY

Inventory consists of the following:

                                                           DECEMBER 31,
                                                       1997           1996
                                                     --------       --------
Raw materials                                        $206,811       $100,523
Work in process                                        78,813         50,818
Finished goods                                         46,743         53,785
                                                     --------       --------
                                                     $332,367       $205,126
                                                     ========       ========



NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                            DECEMBER 31,
                                                        1997           1996
                                                     ----------    -----------
Manufacturing equipment                              $  595,234     $  501,129
Office furniture and fixtures                           333,931        307,164
Demonstration equipment                                 327,112        186,906
Leasehold improvements                                  164,914         84,053
                                                     ----------     ----------
                                                      1,421,191      1,079,252
Less-accumulated depreciation                          (493,112)      (292,455)
                                                     ----------     ----------
                                                     $  928,079     $  786,797
                                                     ==========     ==========


Assets under capital lease amounted to $17,008 at December 31, 1997 and 1996, respectively. Depreciation expense totaled $200,658 in 1997 and $143,029 in 1996. Included in depreciation expense in 1997 and 1996 was $2,706 and $2,025, respectively, related to the amortization of assets under a capital lease.

KYZEN CORPORATION
------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                        DECEMBER 31,
                                                   1997            1996
                                                 --------        --------
Accounts payable                                 $623,626        $380,337
Salaries, wages and commissions                    75,076          15,386
Deferred revenue                                    3,365          30,365
Other                                               5,714           6,000
                                                 --------        --------
                                                 $707,781        $432,088
                                                 ========        ========


NOTE 7   - NOTES PAYABLE

CAPITAL LEASE AND PUT OPTION OBLIGATIONS

The Company has a line of credit in the amount of $500,000 which is secured by certain assets of the Company including cash and accounts receivable. At December 31, 1997 and 1996, the Company had no balances outstanding on this line of credit. The Company paid no fees related to this facility during 1997 or 1996.

Due to its net loss for 1997, the Company was in violation of certain of its financial debt covenants. The Company has received waivers of these covenants through December 31, 1997. The expiration of the line of credit is on April 30, 1998, and the Company is currently in negotiations with the lender and with several banks to obtain a line of credit after the expiration of the current facility.

On November 13, 1997 the Company obtained a term loan of $80,000 for the financing of certain improvements to the Company's offices, laboratories and demonstration facilities. This note payable has a stated rate of interest of 10% and requires monthly interest and principal payments of $2,039 through December 2001. The Company's line of credit was reduced to $420,000 on the date the note was issued. The balance of the term loan was $77,990 at December 31, 1997.

In addition the Company has a capital lease obligation of $6,725 at December 31, 1997. Future maturities of the Company's note payable and capital lease obligation at December 31, 1997 are as follows:

                           1998                   $ 17,050
                           1999                     25,607
                           2000                     20,911
                           2001                     21,147
                                                  --------

                                                    84,715
                  Less: current portion            (17,050)
                                                  --------

                                                  $ 67,665
                                                  ========


NOTE 8   - CAPITAL STOCK

COMMON STOCK

The Company's authorized common stock comprise of two classes, A and B. The latter class provided redemption and/or other rights not available to Class A common shareholders. The Company has 30,000,000 shares of $0.01 par value Class A Common Stock authorized and 1,200,000 shares of $0.001 par value Class B Common Stock authorized.

WARRANTS

In conjunction with its initial public offering in 1995, the Company issued warrants to purchase 1,650,000 shares of Class A Common Stock at an exercise price of $5.00 per share. The warrants are exercisable from February 4, 1996 through August 4, 2000. The warrants are subject to redemption by the Company at $0.05 per warrant at any time on thirty days prior written notice, provided that the closing price or the closing bid quotation for the Class A

KYZEN CORPORATION
------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Common Stock has equaled or exceeded $7.50 for ten trading days. All warrants remain outstanding at December 31, 1997.

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to establish the terms and rights of the preferred stock.

As of December 31, 1997 and 1996 there were no preferred shares issued or outstanding.

STOCK OPTIONS

The Company has an incentive stock option plan. Under this plan, officers, directors and other key employees may be granted options, each of which allows for the purchase of shares of the Company's Class A Common Stock. The per share price of the options granted under the plan is equal to the estimated fair value of the Class A Common Stock on such date as determined by the Board of Directors, except for options granted to 10% or greater shareholders for which the per share price is 110% of the estimated fair value. The Company has reserved 600,000 shares of Class A Common Stock for issuance upon exercise of the options. The stock options have terms of 5 to 10 years from the date of the grant and vest ratably over a three-year period, except for options granted to directors, which vest immediately upon grant. The Company also granted options to purchase 106,666 shares of the Company's Class A Common Stock to three employees under a prior non-qualified plan. Options to purchase 93,333 shares under this prior non-qualified plan remain unexercised at December 31, 1997.

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation," as of January 1, 1996. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation costs. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:


                                                           1997           1996
                                                        -----------    ----------
Net loss allocable to Class A Common Shareholders as
    reported                                             $(572,008)    $(756,620)
Net loss allocable to Class A Common Shareholders pro
    forma                                                 (749,902)     (906,279)
Net loss per share allocable to Class A Common
    Shareholders as reported                                 (0.11)        (0.15)
Net loss per share allocable to Class A Common
    Shareholders pro forma                                   (0.15)        (0.18)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

                                                 1997                1996
                                              ----------         ------------
 Expected dividend yield                          0%                  0%
 Expected stock price volatility                 76%                  65%
 Risk-free interest rate                         6.4%                6.8%
 Expected life of options                      10 years          5 - 10 years


The weighted average fair value at date of grant for options granted during 1997 and 1996 was $1.54 and $2.64 per option, respectively.

KYZEN CORPORATION
------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Stock option transactions were as follows:

                                                                     WEIGHTED AVERAGE
                                                  NUMBER OF SHARES    EXERCISE PRICE
                                                  ----------------   ----------------
OUTSTANDING, DECEMBER 31, 1995                        456,833              $2.27
Granted                                               164,000               3.54
Exercised                                              (8,000)              0.68
Forfeited                                             (33,333)              3.09
                                                     --------              -----

OUTSTANDING, DECEMBER 31, 1996                        579,500              $2.61
Granted                                                44,900               1.84
Exercised                                              (6,833)              0.19
Forfeited                                            (109,184)             $2.89
                                                     --------              -----

OUTSTANDING, DECEMBER 31, 1997                        508,383              $2.51
                                                     ========              =====


The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:


                           OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------------  ------------------------------
    RANGE OF                         WEIGHTED AVERAGE         WEIGHTED                         WEIGHTED
 EXERCISE PRICES       NUMBER            REMAINING            AVERAGE          NUMBER          AVERAGE
                    OUTSTANDING      CONTRACTUAL LIFE      EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
                                          (YEARS)
--------------------------------------------------------------------------- ------------------------------
      $0.19            93,333             4.4                 $0.19              93,333         $0.19
      1.84             44,600             9.5                  1.84              20,000          1.84
   2.81 - 3.99        369,950             5.9                  3.17             286,486          3.06
      4.50                500             6.0                  4.50                 500          4.50
                      -------                                                   -------
                      508,383                                                   400,319
                      =======                                                   =======



NOTE 9 - RETIREMENT PLAN

The Company implemented the Kyzen Corporation 401(k) Retirement Plan (the "Plan") in 1997. Following initial enrollment, employees become eligible to participate in the plan within 90 days of their initial employment. Employees may contribute as little as 1% or up to 20% of their salary to the Plan. The Company pays all expenses of the Plan and matches employee contributions on a discretionary basis in such amounts as are determined by the Company's Board of Directors. Matches of employer contributions are available to the employee based on a 6 year vesting schedule that is prorated at different percentages for each year vested. The Company did not match or make other contributions to this Plan during 1997. The Plan expense for 1997 was $1,771.

NOTE 10 - INCOME TAXES

The Company recorded no provision for income taxes in 1997 or 1996 as there was no taxable income for financial reporting or income tax purposes.

At December 31, 1997, the Company had available tax basis net operating loss carryforwards to reduce future taxable income of approximately $2,190,360, which expire through 2013.

The difference between available tax basis and financial statement carryforwards is due to recognition of expenses in different periods for financial reporting and federal income tax purposes. The tax effect of these temporary differences gives rise to deferred tax assets and consist of the following:

KYZEN CORPORATION
------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

                                                             DECEMBER 31,
                                                         1997            1996
                                                      ---------       ----------
Net operating losses                                  $ 852,050       $ 538,674
Capitalized start-up costs                              102,562          17,272
Estimated losses on construction contracts                4,350          96,479
Other                                                     8,993          37,633
                                                      ---------       ---------
Deferred tax assets                                     967,955         690,058
Deferred tax asset valuation allowance                 (967,955)       (690,058)
                                                      ---------       ---------

Total deferred taxes, net                             $      --       $      --
                                                      =========       =========



The Company has fully reserved for its deferred tax assets due to uncertainty of future realization.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company conducts its operations from two leased facilities under operating lease agreements. As of December 31, 1997, including transactions subsequent to year end, future minimum annual rental payments are summarized as follows:

                                  1998              $ 130,016
                                  1999                 41,958
                                  2000                 36,060


Total rent expense was $163,435 in 1997 and $127,126 in 1996. Included in the amount for 1997 is approximately $92,198 of rent paid to a shareholder. The Company has options to renew its leases on both of its facilities for up to three additional years.

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

The Company has subsequently applied for and received one patent each in Mexico, China, European Union, Japan, Australia and Taiwan. In addition Company has applied for three additional patents in the United States in 1997. These filings relate to work performed during the past two years on a number of formulations to be used in existing and new market niches.

The Company is also required to pay royalties to Bix (a shareholder). Royalties are based on 2% of revenues related to the patented chemistry. The Company is currently settling its royalty obligation through consulting services performed by a founder of the Company. In 1997 and 1996, $71,925 and $56,342 is recorded as royalty expense to reflect these transactions.

NOTE 12 - RELATED PARTY TRANSACTIONS

The Company purchased approximately $141,000 and $162,000 of advertising, health insurance and transportation services from related parties during 1997 and 1996, respectively.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference in Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April, 24, 1998

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference in Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April, 24, 1998

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference in Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April, 24, 1998

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is required to pay royalties in connection with the Company's acquisition of certain patent rights to Bix Manufacturing Company, a shareholder. Royalties are based on 2% of revenues related to the patented chemistry. The Company is currently satisfying its royalty obligation through consulting services performed by the Company. In 1997 and 1996, $71,925 and $56,342, respectively, is recorded as royalty expenses to reflect these transactions. Michael L. Bixenman, a director and officer is a 10% shareholder of Bix Manufacturing Company.

The Company paid $26,262 and $15,350 in 1997 and 1996 for transportation services from Benco Sales. Benco Sales is owned by Mr. Benny Bixenman who is a shareholder and the brother of Mr. Michael L. Bixenman a director and officer of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     EXHIBIT NO.                              DESCRIPTION
     -----------                              -----------
     Exhibit 3.1     Registrant's Amended and Restated Articles of Incorporation (1)
     Exhibit 3.2     Bylaws of Registrant, as amended to date (1)
     Exhibit 4.1     Specimen of Class A Common Stock Certificate (1)
     Exhibit 4.2     Specimen of Warrant Certificate (1)
     Exhibit 10.1    Lease Agreement, dated June 11, 1993 between Harding Business
                     Park, a Partnership and Registrant, for Registrant's headquarters and chemical manufacturing facilities. (1)
     Exhibit 10.3    Employee Agreements with officers and key employees of Registrant: (1)
                              (a)  Kyle J. Doyel
                              (b)  Michael L. Bixenman
                              (c)  Thomas M. Forsythe
     Exhibit 10.4    1994 Employee Stock Option Plan and forms of Stock Option Grant,
                     Acceptance and Exercise Notice and Agreement. (1)
     Exhibit 10.5    First Amendment to the 1994 Employee Stock Option Plan. (1)
     Exhibit 10.6    Loan Agreements and five percent (5%) Promissory Notes between officers and key employees and Registrant: (1)
                              (a)  Kyle J. Doyel
                              (b)  Michael L. Bixenman
                              (c)  James J. Andrus
                              (d)  Benjamin D. Wolfley
                              (e)  Thomas M. Forsythe
     Exhibit 10.7    Purchase Agreement, dated May 1, 1990 between Bix Manufacturing
                     Company, Inc. and Registrant (1)
     Exhibit 10.8    Technology Exchange Agreement, dated December 17, 1993 between
                     Bix Manufacturing Company, Inc. and Registrant (1)
     Exhibit 10.20   Warrant Agreement between Kyzen Corporation and American Stock
                     Transfer & Trust Company (1)

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III (CONTINUED)

     Exhibit 10.21   Reassignment of Patents to Bix Manufacturing Company, Inc. (1)
     Exhibit 10.23   Employment Agreement dated January 1, 1997 with Thomas J. Herrmann
     Exhibit 10.24   Lease Agreement, dated April 25, 1995 between Five-Forty North
                     Associates a Partnership and the Registrant, for Registrant's
                     offices, demonstration facility, and equipment manufacturing facilities.
     Exhibit 10.25   Amended Lease Agreement, dated December 30 25, 1997 between
                     Five-Forty North Associates a Partnership and the Registrant,
                     for Registrant's offices, demonstration facility, and equipment manufacturing facilities
     Exhibit 10.26   Loan Agreement dated March 11. 1996 between Registrant and First
                     Union National Bank of Tennessee
     Exhibit 10.27   Amended Loan Agreement dated July 7, 1997 between Registrant and First Union National Bank of Tennessee
     Exhibit 10.28   Loan Agreement and $80,000 Promissory Note dated November 3, 1997 between Registrant and First Union National Bank of Tennessee
     Exhibit 23.1    Consent of Price Waterhouse LLP
     Exhibit 27.1    Financial Data Schedule
        (1) Incorporated by reference from Registrants Form SB-2, File No. 33-91854-A

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III (CONTINUED)



(b)  Reports on Form 8-K

     During the fourth quarter of 1997 the Company filed a current report on form 8-K reporting a press release that was published on October 15, 1997, with its accompanying schedules and exhibits pertaining to the Company's third quarter 1997 conference call, statement of operations and earnings per share. No other Forms 8-K were filed during the fourth quarter of 1997.



                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  Kyzen Corporation
             -----------------------------------------------------------------
By  /s/ Michael L. Bixenman
    --------------------------------------------------------------------------
Date       March 18, 1998             Michael  L. Bixenman, Chairman, Vice
      ------------------------------  President, Director

By /s/ Kyle J. Doyel
   ---------------------------------------------------------------------------
Date       March 18, 1998             Kyle J. Doyel, President, CEO (Principal
     -------------------------------  Executive Officer), Director

By /s/ Thomas M. Forsythe
   ---------------------------------------------------------------------------
Date       March 18, 1998             Thomas M. Forsythe, Vice President,
     -------------------------------  Treasurer (Principal Accounting
                                      Officer), Director

By /s/ Thomas J. Herrmann
   ---------------------------------------------------------------------------
Date       March 18, 1998             Thomas J. Herrmann, Vice President,
     -------------------------------  Secretary

By /s/ John A. Davis III
   ---------------------------------------------------------------------------
Date       March 18, 1998             John A. Davis, III, Director
     -------------------------------

By /s/ James A. Gordon
-------------------------------------------------------------------------------
Date       March 18, 1998             James A. Gordon, Director
     -------------------------------

By /s/ Larry A. Lofgreen
   ----------------------------------------------------------------------------
Date       March 18, 1998             Larry A. Lofgreen, Director
      ------------------------------

By  /s/ Edward F. Bradley
    ---------------------------------------------------------------------------
Date     March 18, 1998               Edward F. Bradley, Director
     -------------------------------

                           EXHIBIT INDEX AND EXHIBITS


     EXHIBIT NO.                        DESCRIPTION
     -----------                        -----------
     Exhibit 3.1     Registrant's Amended and Restated Articles of Incorporation (1)
     Exhibit 3.2     Bylaws of Registrant, as amended to date (1)
     Exhibit 4.1     Specimen of Class A Common Stock Certificate (1)
     Exhibit 4.2     Specimen of Warrant Certificate (1)
     Exhibit 10.1    Lease Agreement, dated June 11, 1993 between Harding Business Park, a Partnership and Registrant, for Registrant's headquarters and chemical manufacturing facilities. (1)
     Exhibit 10.3    Employee Agreements with officers and key employees of Registrant: (1)
                              (a)  Kyle J. Doyel
                              (b)  Michael L. Bixenman
                              (c)  Thomas M. Forsythe
     Exhibit 10.4    1994 Employee Stock Option Plan and forms of Stock Option Grant,
                     Acceptance and Exercise Notice and Agreement. (1)
     Exhibit 10.5    First Amendment to the 1994 Employee Stock Option Plan. (1)
     Exhibit 10.6    Loan Agreements and five percent (5%) Promissory Notes between officers and key employees and Registrant: (1)
                              (a)  Kyle J. Doyel
                              (b)  Michael L. Bixenman
                              (c)  James J. Andrus
                              (d)  Benjamin D. Wolfley
                              (e)  Thomas M. Forsythe
     Exhibit 10.7    Purchase Agreement, dated May 1, 1990 between Bix Manufacturing
                     Company, Inc. and Registrant (1)
     Exhibit 10.8    Technology Exchange Agreement, dated December 17, 1993 between
                     Bix Manufacturing Company, Inc. and Registrant (1)
     Exhibit 10.20   Warrant Agreement between Kyzen Corporation and American Stock
                     Transfer & Trust Company (1)
     Exhibit 10.21   Reassignment of Patents to Bix Manufacturing Company, Inc. (1)
     Exhibit 10.23   Employment Agreement dated January 1, 1997 with Thomas J. Herrmann
     Exhibit 10.24   Lease Agreement, dated April 25, 1995 between Five-Forty North
                     Associates a Partnership and the Registrant, for Registrant's
                     offices, demonstration facility, and equipment manufacturing facilities.
     Exhibit 10.25   Amended Lease Agreement, dated December 30 25, 1997 between Five-Forty
                     North Associates a Partnership and the Registrant, for Registrant's
                     offices, demonstration facility, and equipment manufacturing facilities
     Exhibit 10.26   Loan Agreement dated March 11. 1996 between Registrant and First
                     Union National Bank of Tennessee
     Exhibit 10.27   Amended Loan Agreement dated July 7, 1997 between Registrant and First Union National Bank of Tennessee
     Exhibit 10.28   Loan Agreement and $80,000 Promissory Note dated November 3, 1997 between Registrant and First Union National Bank of Tennessee
     Exhibit 23.1    Consent of Price Waterhouse LLP
     Exhibit 27.1    Financial Data Schedule
         (1) Incorporated by reference from Registrants Form SB-2, File No. 33-91854-A