Form 10QSB
period 1998-03-31
KYZEN CORP
filed 1998-05-15
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)                         FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1998
                              --------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to
                               --------------------    -------------------------

Commission file number                        0-26434
                       ---------------------------------------------------------


                                Kyzen Corporation
--------------------------------------------------------------------------------
                   (Exact name of the small business issuer as
                            specified in its charter)


                  Utah                               87-0475115
--------------------------------------    --------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

5,006,681 shares of Class A Common Stock, $0.01 par value, outstanding as of
                                April 20, 1998
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):       [ ] Yes [X] No

INDEX

                                                                                Page No.
                                                                                --------
Part I    Financial  Information

          Item 1.   Financial Statements:

                         Balance Sheet as of March 31, 1998 and
                         December 31, 1997 (unaudited)                               3

                         Statement of Operations for the three months ended
                         March  31, 1998 (unaudited) and 1997 (unaudited)            4

                         Statement of Cash Flows for the three months ended
                         March 31, 1998 (unaudited) and 1997 (unaudited)             5

                         Notes to Unaudited Financial Statements                     6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                     9


Part II   Other Information

          Item 1.   Legal Proceedings                                               12

          Item 2.   Changes in Securities and Use of Proceeds                       12

          Item 3.   Defaults Upon Senior Securities                                 12

          Item 4.   Submission of Matters to a Vote of Security Holders             12

          Item 5.   Other Information                                               12

          Item 6.   Exhibits and Reports on Form 8-K                                12

KYZEN CORPORATION
BALANCE SHEET


ITEM 1.   FINANCIAL STATEMENTS

                                                                              MARCH 31,          DECEMBER 31,
                                                                                1998                 1997
                                                                            ------------         ------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                  $   459,321         $   710,778
  Short-term investments                                                              --              99,208
  Accounts receivable, net of allowance for doubtful accounts
     of $7,094 in 1998 and $8,068 in 1997                                        882,977             802,400
  Costs and estimated losses in excess of billings on
     uncompleted contracts                                                         4,529               7,155
  Inventory                                                                      335,089             332,367
  Other                                                                           34,834              28,892
                                                                             -----------         -----------
     Total current assets                                                      1,716,750           1,980,800

Property and equipment, net                                                    1,036,747             928,079
Patents, net                                                                     148,967             147,296
Interest receivable from related parties                                         177,703             170,151
                                                                             -----------         -----------
     Total assets                                                            $ 3,080,167         $ 3,226,326
                                                                             ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable and capital lease obligations, current                     $    17,282         $    17,050
     Accounts payable and accrued expenses                                       563,254             707,781
     Accounts payable to related parties                                          29,382               5,381
                                                                             -----------         -----------
          Total current liabilities                                              609,918             730,212

Note payable and capital lease obligations                                        61,950              67,665
                                                                             -----------         -----------
          Total liabilities                                                      671,868             797,877
                                                                             -----------         -----------



Mandatorily redeemable Class B Common Stock, 1,200,000 shares authorized, no shares issued or outstanding at March 31, 1998 and December 31, 1997, respectively

Shareholders' equity:
     Preferred Stock, $0.001 par value, 10,000,000 shares
          authorized, no shares issued or outstanding at
          March 31, 1998 and December 31, 1997, respectively
     Class A Common Stock, $0.01 par value, 30,000,000 shares
          authorized, 5,006,781 and 5,006,681 shares issued and
          outstanding at March 31, 1998 and December 31, 1997,
          respectively                                                            50,068              50,068
     Additional paid-in capital                                                5,294,633           5,294,633
     Treasury stock, at cost                                                        (313)               (313)
     Accumulated deficit                                                      (2,936,089)         (2,915,939)
                                                                             -----------         -----------
          Total shareholders' equity                                           2,408,299           2,428,449
                                                                             -----------         -----------

          Total liabilities and shareholders' equity                         $ 3,080,167         $ 3,226,326
                                                                             ===========         ===========

KYZEN CORPORATION
STATEMENT OF OPERATIONS


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,

                                                                                1998                 1997
                                                                            ------------         ------------
                                                                                       (UNAUDITED)
Net sales                                                                    $ 1,427,190         $ 1,287,618

Cost of sales                                                                    616,026             652,110
                                                                             -----------         -----------

Gross profit                                                                     811,164             635,508

Operating costs and expenses:

     Selling, marketing, general and administrative                              737,994             770,892

     Research and development expenses                                           108,013             143,146
                                                                             -----------         -----------

               Total operating expenses                                          846,007             914,038
                                                                             -----------         -----------

               Operating loss                                                    (34,843)           (278,530)

Other income (expense):

     Interest income                                                              16,678              23,574

     Interest expense                                                             (1,985)               (288)
                                                                             -----------         -----------

               Total other income (expense)                                       14,693              23,286
                                                                             -----------         -----------


Net loss                                                                     $   (20,150)        $  (255,244)
                                                                             ===========         ===========


     Basic and diluted earnings per share                                    $     (0.00)        $     (0.05)

     Weighted average shares outstanding                                       5,006,681           5,000,167

KYZEN CORPORATION
STATEMENT OF CASH FLOWS


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                1998                 1997
                                                                            ------------         ------------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $   (20,150)        $  (255,244)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                              55,743              51,072
       Non-cash interest charge                                                       --                  --
       Decrease (increase) in accounts receivable                                (80,577)             42,930
       Decrease in costs and estimated losses in excess of billings on
         uncompleted contracts                                                     2,626                 318
       Increase in inventory                                                      (2,722)            (46,270)
       Increase in other current assets                                           (5,942)            (14,983)
       Increase in interest receivable from related parties                       (7,552)            (11,327)
       Increase (decrease) in accounts payable and accrued expenses             (120,526)             56,113
                                                                             -----------         -----------

               Net cash used by operating activities                            (179,100)           (177,391)
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease (increase) in short-term investments                                   99,208             (12,966)
  Purchase of fixed assets                                                      (158,086)            (87,017)
  Purchase of patent rights and related expenditures                              (7,996)             (8,163)
                                                                             -----------         -----------

               Net cash used by investing activities                             (66,874)           (108,146)
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of stock                                                                   --               1,219
  Payment on note payable                                                         (5,483)             (1,341)
                                                                             -----------         -----------

               Net cash used by financing activities                              (5,483)               (122)
                                                                             -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (251,457)           (285,659)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 710,778             741,820
                                                                             -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   459,321         $   456,161
                                                                             ===========         ===========


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash used for interest payments was $1,975 for the three months ended March 31,1998 and $288 for the three months ended March 31, 1997. The Company paid no income taxes for the three months ended March 31, 1998 or the three months ended March 31, 1997.

KYZEN CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Kyzen(R) Corporation ("Kyzen" or the "Company") manufactures and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems and chemical handling systems designed to enhance the use by the Company's customers of its chemical solutions. These products and services may be sold as a package, as a cleaning process or as separate items that can be integrated into the customer's existing cleaning process. The Company was incorporated in Utah in 1990. Its headquarters are located at 430 Harding Industrial Dr., Nashville, TN 37211, where its telephone number is (615) 831-0888, and its fax number is (615) 831-0889.

The Company's operations are conducted within one business segment. Sales to customers outside the United States totaled $123,254 in first quarter 1998 and $227,297 in the first quarter 1997, representing approximately 9% and 18% of 1998 and 1997 net sales respectively, for the three-month periods then ended.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers securities with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

By Company policy, short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. government and its agencies and other short-term investment funds. The Company has classified all of its investments in debt and equity securities as trading securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities." In accordance with SFAS No. 115, the Company records its investments at fair value and recognizes unrealized holding gains and losses in earnings. Unrealized gains and losses recognized in earnings during the first quarter 1998 and the year 1997 were not significant.

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

COMPREHENSIVE INCOME

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. This Statement requires that certain transactions historically recorded through the statement of stockholders equity be presented in the financial statements as other comprehensive income. During the periods presented, the Company did not have any transactions that gave rise to other comprehensive income; therefore, comprehensive and net income are equivalent.

KYZEN CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization amounted to $59,006 as of March 31, 1998 and $52,681 as of December 31, 1997.

IMPAIRMENT OF VALUE

Impairment of accounting value is measured on the basis of anticipated undiscounted cash flows from operations. Based upon a review of its assets, the Company determined no impairment existed at March 31, 1998 or December 31, 1997.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

ADVERTISING COSTS

Costs incurred for producing and publishing advertising are expensed in the period incurred and totaled $58,817 for the quarter ended March 31, 1998 and $90,727 for the quarter ended March 31, 1997.

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

EARNINGS PER SHARE DATA

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," in the quarter ending December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations. In accordance with the provisions SFAS No. 128, the Company calculates basic EPS as income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted EPS is calculated using the "if converted method" for convertible securities and the treasury stock method for options and warrants as prescribed by Accounting Principles Board Opinion No. 15. This Statement has been applied, retrospectively, to all periods presented.

SFAS No. 128 also requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted EPS. Based upon the Company's capital structure throughout for the quarter ended March 31, 1998 and for the year 1997 and the Company's net losses for such periods, there are no differences in the amounts used in the

KYZEN CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS


numerators and denominators for purposes of calculating basic EPS and diluted EPS. As a result, basic EPS and diluted EPS are the same for the periods presented.

INTERIM FINANCIAL INFORMATION

The accompanying interim financial statements have been prepared without an audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 1998; its results of operations for the three-month period ended March 31, 1998 and 1997; and its cash flows for the three months ended March 31, 1998 and 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the provisions of this Statement effective January 1, 1998. Based upon a review of its operations, management believes that the Company operates in only one reportable segment.

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132 revises and standardizes employers' disclosures about pension and other postretirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company adopted the provisions of this Statement effective January 1, 1998. Adoption of this Statement did not have a material impact on the Company's financial condition or results of operations.

KYZEN CORPORATION
PART I  (CONT.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 1998 AND MARCH 31, 1997

Net sales for the quarter ended March 31, 1998 from all business activities increased approximately 11% or $139,572 to $1,427,190. This increase is due to increased sales volume of the Company's chemical cleaning products to existing customers as well as sales to new customers who are converting to the Company's products. This increase reflects the shift in the Company's focus away from sales of large pieces of equipment towards sales of more profitable chemical cleaning products and smaller pieces of equipment like the Process Control System (PCS). Sales of equipment, processes and peripheral systems decreased during the first quarter 1998, versus the same period in 1997.

Gross profit for the quarter ended March 31, 1998 increased 28% or $175,656 to $811,164, as compared to $635,508 in the first quarter of 1997. This $175,656 increase is attributable to increased sales volume of the Company's cleaning products, as well as improved overall gross margin from selling a greater mix of higher margin chemical products. Gross profit margins from all business activities increased from 49% in the first quarter of 1997 to 57% in the first quarter of 1998, reflecting a change in product mix, sales of higher margin products and better economies of scale provided by the larger sales volume of chemical products.

Selling, marketing, general and administrative expenses for the quarter ended March 31, 1998 decreased 4% or $32,898 to $737,994 as compared to $770,892 for the first quarter of 1997. This decrease reflects reduced spending on the Company's annual report and rent offset by slightly increased spending on advertising, selling expenses and marketing expenses during the first quarter of 1998.

Research and development expenses for the quarter ended March 31, 1998 decreased 25% or $35,133 to $108,013 from $143,146 for the quarter ended March 31, 1997.
This decrease resulted from the absence in 1998 of certain research and development expenses that were incurred in the first quarter of 1997 related to the purchase of experimental materials and supplies.

Operating loss for the quarter ended March 31, 1998 decreased 87% or $243,687 to a loss of $34,843 from a loss of $278,530 for the quarter ended March 31, 1997. This decrease is due primarily to increased chemical product sales, and higher gross margins and the slight reduction of expenses in the first quarter of 1998 over the first quarter of 1997.

Interest income for the quarter ended March 31, 1998 decreased 29% to $16,678 from $23,574 for the first quarter 1997. This $6,896 decrease is due to lower cash balances during the first quarter of 1998 as a result of the investment of cash into the operations of the business.

Interest expense for the first quarter 1998 increased 589% to $1,985 from $288 in the first quarter 1997. The increase of $1,697 in interest expense reflects the Company obtaining a term loan in November 1997.

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

KYZEN CORPORATION
PART I (CONT.)


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds has been the remaining proceeds from its initial public offering in 1995 and borrowings on a term loan. The Company's primary uses of funds are the funding of current operations, research and development of new product lines, purchase of capital equipment, construction and expansion of the Cleaning Applications and Evaluation Centers and sales and marketing activities.

As of March 31, 1998, the Company had working capital of $1,106,832, compared to $1,250,588 as of December 31, 1997, representing a decrease of $143,756, or 11% from 1997. This decrease resulted primarily from the funding of current operations, the purchase and construction of fixed assets and the purchase of patent rights and related expenditures during the first quarter of 1998.

In April 1997, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance (the "Credit Facility"). On November 13, 1997 the Credit Facility was reduced to $420,000 and the Company obtained a term loan of $80,000 for the financing of certain improvements to the Company's offices, laboratories and demonstration facilities (the "Term Loan"). This Term Loan had a stated rate of interest of 10% and requires monthly interest and principal payments of $2,039 through December 2001. As of March 31, 1998, the balance outstanding under the Term Loan was $74,036. On April 12, 1998 the Company repaid the balance outstanding and terminated the Term Loan.

As a result of its operating losses, the Company was in violation of certain of its financial debt covenants under the Credit Facility at December 31, 1997 and at March 31, 1998. The Company received waivers of these covenants from its lender under the Credit Facility through December 31, 1997. At December 31, 1997 and March 31, 1998, the Company had no balances outstanding under the Credit Facility. On April 12, 1998, the Company terminated the Credit Facility and the lender released all security agreements thereunder. The Company is currently negotiating with several lenders to obtain a replacement credit facility. There can be no assurance, however, that the Company will be able to obtain another credit facility on terms favorable to the Company to replace the Credit Facility.

Cash used by operations of $179,100 in the first quarter of 1998 represented a $1,709 or 1% increase over cash used by operations of $177,391 during same period in 1997. This increase resulted from lower operating losses, decreases in accounts payable and increases in accounts receivable as compared to the same period in 1997.

Cash used by investing activities of $66,874 in the quarter ended March 31, 1998 represented a $41,272 or 38% decrease over cash used by investing activities during the quarter ended March 31, 1997 of $108,146. This decrease was due primarily to the liquidation of short-term investments during the first quarter of 1998, and partially offset by higher fixed asset purchases for completion of the Company's laboratories and demonstration facilities.

Cash used by financing activities of $5,483 in the quarter ended March 31, 1998 represented an increase of $5,361 or 4,394% from cash used by financing activities of $122 during the quarter ended March 31, 1997. This difference was due to principal payments on the Term Loan made during the quarter ended March 31, 1997.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through December 31, 1998. The Company's cash requirements for 1998 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of expansion plans and capital expenditures. In the event the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Further, there can be no assurance that the Company will obtain a credit facility on favorable terms to replace the Credit Facility if financing of the Company's cash requirements becomes necessary. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategies, which would create additional financing needs for the Company.

KYZEN CORPORATION
PART I (CONT.)


INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China have become major suppliers to the Company. In 1998, the Company may import up to approximately 30% of its purchases from China. The United States has threatened trade sanctions of up to $2 billion if China does not increase its efforts to stop piracy and other intellectual property violations. In addition, annual renewal of China's most-favored-nation trading status is under review by the United States. Failure of the United States government to continue to grant most-favored-nation treatment to could raise duties, thereby increasing the cost of certain of the Company's raw materials. The Company has historically and continues to obtain these raw materials domestically, and the Company has contingency plans in case of negative developments in Chinese sources. There can be no assurance, however, that such developments will not have a material adverse affect on the Company's financial condition and results of operations.

YEAR 2000

The Company is evaluating its internal computing and communications systems and believes such systems will all accommodate the year 2000 century change. Because of the relatively simple nature of the Company's information systems, management believes any impact on such systems resulting from the year 2000 and beyond will not have a material adverse effect on the Company's financial condition or results of operations.

KYZEN CORPORATION
PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT NO.                             DESCRIPTION

     Exhibit 10.29 Amended Lease Agreement, dated April 1, 1998 between Harding Business Park, a Partnership, and the Company, for the Company's Nashville, TN headquarters and chemical manufacturing facilities.

     Exhibit 27          Financial Data Schedule (for SEC use only).

KYZEN CORPORATION
PART II (CONT.)


(b)  Reports on Form 8-K

     During the first quarter of 1998 the Company filed two current reports on Form 8-K. On January 27, 1998 a Form 8-K was filed reporting a press release that was published on January 27, 1998, with its accompanying schedules and exhibits, pertaining to the Company's fourth quarter and year ended December 31, 1997, statement of operations and earnings per share. On January 29, 1998 a Form 8-K was filed reporting an analyst conference call script for the Company's conference call held on January 27, 1998, with its accompanying information pertaining to the Company's fourth quarter and year ended December 31, 1997, and discussion of the Company's business plans.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KYZEN CORPORATION
--------------------------------------------------------------------------------
                                      (Registrant)


Date      May 15, 1998                   /s/ Kyle J. Doyel
    -------------------------------     ----------------------------------------
                                                          (Signature)
                                        Kyle J. Doyel
                                        President and Chief Executive Officer

Date      May 15, 1998                   /s/ Thomas M. Forsythe
    -------------------------------     ----------------------------------------
                                                          (Signature)
                                        Thomas M. Forsythe
                                        Treasurer and Chief Accounting Officer

KYZEN CORPORATION
EXHIBITS


                           EXHIBIT INDEX AND EXHIBITS

     EXHIBIT NO.                             DESCRIPTION
     Exhibit 10.29       Amended Lease Agreement, dated April 1, 1998 between
                         Harding Business Park, a Partnership, and the Company,
                         for the Company's Nashville, TN headquarters and
                         chemical manufacturing facilities.

     Exhibit 27          Financial Data Schedule (for SEC use only).