Form 10QSB
period 1998-06-30
KYZEN CORP
filed 1998-08-10
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                         FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1998
                                ---------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _____________________________

Commission file number                   0-26434
                       ---------------------------------------------------------

                                Kyzen Corporation
--------------------------------------------------------------------------------
                   (Exact name of the small business issuer as
                            specified in its charter)

            Utah                                                87-0475115
------------------------------                              -------------------
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
[X]  Yes      [ ]  No
----          ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ]  Yes      [ ]  No
----          ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                    5,006,681 shares of Class A Common Stock,
               $0.01 par value, outstanding as of August 3, 1998
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): [ ]  Yes      [X]  No
                                                           ----         ----

INDEX

                                                                                                  Page No.
                                                                                                  --------
Part I Financial Information

       Item 1.    Financial Statements:

                           Balance Sheet as of June 30, 1998 (unaudited) and
                            December 31, 1997 (audited)                                               3

                           Statement of Operations for the three and six-months ended
                            June 30, 1998 (unaudited) and 1997 (unaudited)                            4

                           Statement of Cash Flows for the  six-months ended
                            June 30, 1998 (unaudited) and 1997 (unaudited)                            5

                           Notes to Unaudited Financial Statements                                    6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of  Operations                                                        9


Part II Other Information

       Item 1.    Legal Proceedings                                                                  13

       Item 2.    Changes in Securities and Use of Proceeds                                          13

       Item 3.    Defaults Upon Senior Securities                                                    13

       Item 4.    Submission of Matters to a Vote of Security Holders                                13

       Item 5.    Other Information                                                                  13

       Item 6.    Exhibits and Reports on Form 8-K                                                   13

KYZEN CORPORATION
--------------------------------------------------------------------------------
BALANCE SHEET

ITEM 1. FINANCIAL STATEMENTS

                                                                         JUNE 30,         DECEMBER 31,
                                                                           1998               1997
                                                                       -----------        -----------
ASSETS                                                                 (UNAUDITED)
Current assets:
     Cash and cash equivalents                                         $   485,041        $   710,778
     Short-term investments                                                     --             99,208
     Accounts receivable, net of allowance for doubtful accounts
         of $9,094 in 1998 and $8,068 in 1997                              715,312            802,400
     Costs and estimated losses in excess of billings on
         uncompleted contracts                                               4,529              7,155
     Inventory                                                             375,386            332,367
     Other                                                                  47,534             28,892
                                                                       -----------        -----------
         Total current assets                                            1,627,802          1,980,800

Property and equipment, net                                                986,161            928,079
Patents, net                                                               148,934            147,296
Interest receivable from related parties                                   192,807            170,151
                                                                       -----------        -----------

         Total assets                                                  $ 2,955,704        $ 3,226,326
                                                                       ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable and capital lease obligations, current               $     3,699        $    17,050
     Accounts payable and accrued expenses                                 518,457            707,781
     Accounts payable to related parties                                    14,205              5,381
                                                                       -----------        -----------
         Total current liabilities                                         536,361            730,212

     Note payable and capital lease obligations                                 --             67,665
                                                                       -----------        -----------
         Total liabilities                                                 536,361            797,877
                                                                       -----------        -----------



Mandatorily redeemable Class B Common Stock,
     1,200,000 shares authorized, no shares
     issued or outstanding at June 30, 1998
     and December 31, 1997, respectively
Shareholders' equity:
     Preferred Stock, $0.001 par value,
         10,000,000 shares authorized, no
         shares issued or outstanding at
         June 30, 1998 and December 31,
         1997, respectively
     Class A Common Stock, $0.01 par value,
         30,000,000 shares authorized,
         5,006,681 and 5,006,681 shares
         issued and outstanding at June 30,
         1998 and December 31, 1997,
         respectively
                                                                            50,068             50,068
     Additional paid-in capital                                          5,294,633          5,294,633
     Treasury stock, at cost                                                  (313)              (313)
     Accumulated deficit                                                (2,925,045)        (2,915,939)
                                                                       -----------        -----------
         Total shareholders' equity                                      2,419,343          2,428,449
                                                                       -----------        -----------

         Total liabilities and shareholders' equity                    $ 2,955,704        $ 3,226,326
                                                                       ===========        ===========

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF OPERATIONS




                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         JUNE 30,                              JUNE 30,
                                                  1998               1997               1998              1997
                                              -----------        -----------        -----------        -----------
                                                        (UNAUDITED)                            UNAUDITED)

Net Sales                                     $ 1,498,340        $ 1,303,444        $ 2,925,530        $ 2,591,062

Cost of sales                                     639,816            621,011          1,255,842          1,273,121
                                              -----------        -----------        -----------        -----------

Gross profit                                      858,524            682,433          1,669,688          1,317,941

Operating costs and expenses

    Selling, marketing, general and
         administrative expenses                  752,751            730,092          1,490,745          1,500,984

    Research and development expenses             113,184            102,661            221,197            245,807
                                              -----------        -----------        -----------        -----------

        Total operating expenses                  865,935            832,753          1,711,942          1,746,791
                                              -----------        -----------        -----------        -----------

        Operating loss                             (7,411)          (150,320)           (42,254)          (428,850)

Other income (expense):

    Interest income                                19,686             19,915             36,364             43,489

    Interest expense                               (1,231)            (7,400)            (3,216)            (7,688)
                                              -----------        -----------        -----------        -----------

        Total other income (expense)               18,455             12,515             33,148             35,801
                                              -----------        -----------        -----------        -----------


Net income (loss)                             $    11,044        $  (137,805)       $    (9,106)       $  (393,049)
                                              ===========        ===========        ===========        ===========


    Earnings per share - basic                $      0.00        $     (0.03)       $     (0.00)       $     (0.08)
                                              ===========        ===========        ===========        ===========

    Earnings per share - diluted              $      0.00        $     (0.03)       $     (0.00)       $     (0.08)
                                              ===========        ===========        ===========        ===========

    Weighted average shares outstanding
         - basic                                5,006,681          5,006,348          5,006,681          5,003,342

    Weighted average shares outstanding
         - diluted                              5,087,890          5,006,348          5,006,681          5,003,342

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS


                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                1998              1997
                                                                              ---------        ---------
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $  (9,106)       $(393,049)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                          121,651          101,352
         Non-cash interest charge                                                    --               --
         Decrease in accounts receivable                                         87,088           93,601
         Decrease (increase) in costs and estimated losses in excess of
             billings on uncompleted contracts                                    2,626           (1,941)
         Increase in inventory                                                  (43,018)        (302,633)
         (Increase) decrease in other current assets                            (18,642)           6,315
         Increase in interest receivable from related parties                   (22,656)         (22,656)
         Increase (decrease) in accounts payable and accrued expenses          (180,501)         112,366
                                                                              ---------        ---------

                  Net cash used by operating activities                         (62,558)        (406,645)
                                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments                                          99,208          428,628
     Purchase of fixed assets                                                  (169,672)         (96,554)
     Purchase of patent rights and related expenditures                         (11,699)         (11,254)
                                                                              ---------        ---------

                  Net cash provided (used) by investing activities              (82,163)         320,820
                                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock                                                               --            1,219
     Payment on note payable                                                    (81,016)          (2,716)
                                                                              ---------        ---------

                  Net cash used by financing activities                         (81,016)          (1,497)
                                                                              ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (225,737)         (87,322)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                710,778          741,820
                                                                              ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 485,041        $ 654,498
                                                                              =========        =========


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash used for interest payments was $3,218 for the six-months ended June 30,1998 and $7,688 for the six-months ended June 30, 1997. The Company paid no income taxes for the six-months ended June 30, 1998 or the six-months ended June 30, 1997.

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

The Company's operations are conducted within one business segment during 1998. Sales to customers outside the United States totaled $232,805 in the second quarter 1998 and $194,303 in the second quarter 1997, representing approximately 16% of net sales in both 1998 and 1997 respectively for the three-month periods then ended.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers securities with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

By Company policy, short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. government and its agencies and other short-term investment funds. The Company has classified all of its investments in debt and equity securities as trading securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities." In accordance with SFAS No. 115, the Company records its investments at fair value and recognizes unrealized holding gains and losses in earnings. Unrealized gains and losses recognized in earnings during the second quarter 1998 and the year 1997 were not significant.

Fair value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

CONCENTRATION OF CREDIT RISK

The Company sells its products to customers involved in a variety of industries including electronics, optics and computers. Kyzen performs continuing credit evaluations of its customers and does not require collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area.

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

COMPREHENSIVE INCOME

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. This Statement requires that certain transactions historically recorded through the statement of shareholders equity be presented in the financial statements as other comprehensive income. During the periods presented, the Company did not have any transactions that gave rise to other comprehensive income; therefore, comprehensive and net income are equivalent.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS


FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying values of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company's note payable was not significantly different than its carrying amount based upon the applicable interest rate environment.

INVENTORIES

Inventories are valued at the lower of cost or market value with cost determined using the weighted average, first in, first out (FIFO) method.

INCOME TAXES

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives (2 to 12 years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization amounted to $62,742 as of June 30, 1998 and $52,681 as of December 31, 1997.

IMPAIRMENT OF VALUE

Impairment of accounting value is measured on the basis of anticipated undiscounted cash flows from operations. Based upon a review of its assets, the Company determined no impairment existed at June 30, 1998 or December 31, 1997.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

ADVERTISING COSTS

Costs incurred for producing and publishing advertising are expensed in the period incurred and totaled $41,536 for the quarter ended June 30, 1998 and $32,707 for the quarter ended June 30, 1997.

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

EARNINGS PER SHARE DATA

The Company adopted the provisions of SFAS No. 128, "Earnings Per Share," in the quarter ending December 31, 1997. SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations. In accordance with the provisions of SFAS No. 128, the Company calculates basic EPS as income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted EPS is calculated using the "if converted method" for convertible securities and the treasury stock method for options and warrants as prescribed by Accounting Principles Board Opinion No. 15. This Statement has been applied, retrospectively, to all periods presented.

SFAS No. 128 also requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted EPS. Based on the Company's net losses and capital structure reported for the three-months ended March 31, 1998 and for the year 1997, there was no difference in the amounts used in the numerators and denominators for the purposes of calculating basic EPS and diluted EPS for those periods. The Company reported net income for the quarter

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

ending June 30, 1998. In addition, some shares outstanding were valued at option prices that were below the average daily fair market value of the shares. As a result, the diluted EPS denominator used to compute basic EPS and diluted EPS differed for the period ending June 30, 1998. The diluted EPS denominator increased to include the additional number of common shares that would have been outstanding if the dilutive potential common shares had been issued. The numerator for both basic EPS and diluted EPS were the same for the period ending June 30, 1998.

INTERIM FINANCIAL INFORMATION

The accompanying interim financial statements have been prepared without an audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1997. The results of operations for the three and six-months ended June 30, 1998 are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 1998; its results of operations for the three and six-month periods ended June 30, 1998 and 1997; and its cash flows for the six-months ended June 30, 1998 and 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the provisions of this Statement effective January 1, 1998. Based upon a review of its operations, management believes that the Company operates in only one reportable segment at June 30, 1998.

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

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted the provisions of this Statement effective January 1, 1998. The Company has not engaged in derivative or hedging activities for the period ending June 30, 1998 and for the year 1997. Adoption of this Statement did not have an impact on the Company's financial condition or results of operations.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Net sales for the quarter ended June 30, 1998 from all business activities increased approximately 15% or $194,896 to $1,498,340. This increase is due to increased sales volume of the Company's chemical cleaning products to existing customers as well as sales to new customers who are converting to the Company's products. Sales of equipment, processes and peripheral systems decreased by approximately 52% to $54,564 during the second quarter 1998, versus the same period in 1997 reflecting the Company's focus on smaller projects in this product line.

Gross profit for the quarter ended June 30, 1998 increased 26% or $176,091 to $858,524, as compared to $682,433 in the second quarter of 1997. This $176,091 increase is attributable to increased sales volume of the Company's cleaning products, as well as improved overall gross margin from selling a greater mix of higher margin chemical products. Gross profit margins from all business activities increased from 52% in the second quarter of 1997 to 57% in the second quarter of 1998, reflecting a change in product mix, sales of higher margin products and better economies of scale provided by the larger sales volume of chemical products.

Selling, marketing, general and administrative expenses for the quarter ended June 30, 1998 increased 3% or $22,659 to $752,751 as compared to $730,092 for the second quarter of 1997. This increase reflects increased general and administrative costs associated with the increased use of contract labor and consultants in the Company's accounting area during the second quarter of 1998.

Research and development expenses for the quarter ended June 30, 1998 increased 10% or $10,523 to $113,184 from $102,661 for the quarter ended June 30, 1997.
This increase resulted from certain research and development expenses that were incurred in the second quarter of 1998 related to the purchase of experimental materials used in developmental tests in the Company's new Nashville Cleaning Applications and Evaluation Center.

Operating loss for the quarter ended June 30, 1998 decreased 95% or $142,909 to a loss of $7,411 from a loss of $150,320 for the quarter ended June 30, 1997. This decrease is due primarily to increased chemical product sales, and higher gross margins in the second quarter of 1998 over the second quarter of 1997.

Interest income for the quarter ended June 30, 1998 decreased 1% to $19,686 from $19,915 for the second quarter 1997. This $229 decrease is due to lower cash balances and lower short-term investments during the second quarter of 1998 as a result of the investment of cash into the operations of the business.

Interest expense for the second quarter 1998 decreased 83% to $1,231 from $7,400 in the second quarter of 1997. The decrease of $6,169 in interest expense reflects the Company's full payment of its term loan debt obligation during the quarter.

Net income for the quarter ended June 30, 1998 increased by $148,849 to an income of $11,044, from a loss of $137,805 for the quarter ended June 30, 1997. This increase is due primarily to increased chemical product sales, and higher gross margins in the second quarter of 1998 over the second quarter of 1997.



COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Net sales for the six-months ended June 30, 1998 from all business activities increased approximately 13% or $334,468 to $2,925,530. This increase is due to increased sales volume of the Company's chemical cleaning products to existing customers as well as sales to new customers who are converting to the Company's products. Sales of equipment, processes and peripheral systems decreased by 53% to $83,369 during the first six-months of 1998, versus the same period in 1997 reflecting the Company's focus on smaller projects in this product line.

Gross profit for the six-months ended June 30, 1998 increased 27% or $351,747 to $1,669,688, as compared to $1,317,941 in the first six-months of 1997. This increase is attributable to increased sales volume of the Company's cleaning products, as well as improved overall gross margin from selling a greater mix of higher margin chemical products. Gross profit margins from all business activities increased from 51% in the first six-months of 1997 to 57% in the first six-months of 1998, reflecting a change in product mix, sales of higher margin products and better economies of scale provided by the larger sales volume of chemical products.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)


Selling, marketing, general and administrative expenses for the six-months ended June 30, 1998 decreased 1% or $10,239 to $1,490,745 as compared to $1,500,984 for the first six-months of 1997. This decrease reflects the Company's focus on curtailing growth in expenses during the first six-months of 1998.

Research and development expenses for the six-months ended June 30, 1998 decreased 10% or $24,610 to $221,197 from $245,807 for the six-months ended June 30, 1997. This decrease resulted from lower purchases of certain research and development materials and supplies in the first six-months of 1998 versus expenditures that were incurred in the first quarter and six-months of 1997.

Operating loss for the six-months ended June 30, 1998 decreased 90% or $386,596 to a loss of $42,254 from a loss of $428,850 for the six-months ended June 30, 1997. This decrease is due primarily to increased chemical product sales, higher gross margins and the slight reduction of expenses in the first six-months of 1998 over the first six-months of 1997.

Interest income for the six-months ended June 30, 1998 decreased 16% to $36,364 from $43,489 for the first six-months of 1997. This $7,125 decrease is due to lower cash balances during the first half of 1998 as a result of the investment of cash into the operations of the business.

Interest expense for the first six-months of 1998 decreased 58% to $3,216 from $7,688 in the first six-months of 1997. The decrease of $4,470 in interest expense reflects the Company's full payment of its term loan debt obligation during the period.

Net loss for the six-months ended June 30, 1998 decreased 98% or $383,943 to a loss of $9,106, from a loss of $393,049 for the six-months ended June 30, 1997. This decrease is due primarily to increased chemical product sales, and higher gross margins in the first half of 1998 over the first half of 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have been the remaining proceeds from its initial public offering in 1995 and borrowings on a term loan. The Company's primary uses of funds are the funding of current operations, research and development of new product lines, purchase of capital equipment, construction and expansion of the Cleaning Applications and Evaluation Centers and sales and marketing activities.

As of June 30, 1998, the Company had working capital of $1,091,441, compared to $1,250,588 as of December 31, 1997, representing a decrease of $159,147, or 13% from 1997. This decrease resulted primarily from the funding of current operations, the purchase and construction of fixed assets, repayment of long-term debt and the purchase of patent rights and related expenditures during the first six-months of 1998.

In April 1997, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and a cash balance (the "Credit Facility"). On November 13, 1997 the Credit Facility was reduced to $420,000 and the Company obtained a term loan of $80,000 for the financing of certain improvements to the Company's offices, laboratories and demonstration facilities (the "Term Loan"). This Term

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)



Loan had a stated rate of interest of 10% and requires monthly interest and principal payments of $2,039 through December 2001. As of April 1, 1998, the balance outstanding under the Term Loan was $74,036. On April 12, 1998 the Company repaid the balance outstanding and terminated the Term Loan.

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

Cash used by operations of $62,558 in the first six-months of 1998 represented a $344,087 or an 85% decrease over cash used by operations of $406,645 during the same period in 1997. This decrease resulted from lower operating losses, decreases in accounts payable and increases in accounts receivable as compared to the same period in 1997.

Cash used by investing activities of $82,163 in the six-months ended June 30, 1998 represented a $402,983 change in cash position over cash provided by investing activities during the six-months ended June 30, 1997 of $320,820. This increase was due primarily to the liquidation of short-term investments during the first quarter of 1998, and partially offset by higher fixed asset purchases for completion of the Company's laboratories and Cleaning Applications and Evaluation Centers.

Cash used by financing activities of $81,016 in the six-months ended June 30, 1998 represented an increase of $79,519 or 5,312% from cash used by financing activities of $1,497 during the six-month period ended June 30, 1997. This difference was due to repayment of the Term Loan made during the quarter ended June 30, 1997.

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

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China have become major suppliers to the Company. In 1998, the Company may import up to approximately 30% of its purchases of raw materials from China. The United States has threatened trade sanctions of up to $2 billion if China does not increase its efforts to stop piracy and other intellectual property violations. In addition, annual renewal of China's most-favored-nation trading status is under review by the United States. Failure of the United States government to continue to grant most-favored-nation treatment to China could raise duties, thereby increasing the cost of certain of the Company's raw materials. The Company has historically and continues to obtain these raw materials domestically, and the Company has contingency plans in case of negative developments in Chinese sources. There can be no assurance, however, that such developments will not have a material adverse effect on the Company's financial condition and results of operations.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)



YEAR 2000

Many computer systems will not accurately interpret dates after December 31, 1999. The year 2000 issue can directly (in its own computer systems) or indirectly (if its suppliers' and customers' systems are not able to accommodate the year 2000 century change.

The Company has evaluated its internal computing and communications systems and believes such systems will all accommodate the year 2000 century change. Because of the relatively simple nature of the Company's information systems, management believes any impact on such systems and modifications required resulting from the year 2000 and beyond will not have a material adverse effect on the Company's financial condition or results of operations.

The Company is also evaluating major vendors, and suppliers of goods and services to the Company and its major customers. The Company is currently uncertain as to whether or not all such vendors, suppliers and customers will be able to accommodate the year 2000 century change. Although management believes that failure of any such vendor or supplier or customer to accommodate the year 2000 century change should not have a material adverse effect on the Company's financial condition or results of operations, the inability of a significant vendor or supplier, such as a provider of utilities, to accommodate the year 2000 century change could have a material adverse effect on all customers of such vendor or supplier, including the Company. Further, the inability of a significant customer to accommodate the year 2000 century change could have a material adverse effect on the Company's sales.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held at the Company's Headquarters at 430 Harding Industrial Drive, Nashville, Tennessee, on April 24, 1998. The shareholders took the following action: The shareholders elected two directors to serve until the Annual Meeting of Shareholders in 2001. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of both nominees:

                                 Votes For         Votes Against         Votes Withheld
                                 ---------         -------------         --------------

Kyle J. Doyel                    3,458,534             41,060                    0

Larry A. Lofgreen                3,349,788            149,806                    0

ITEM 5. OTHER INFORMATION

The deadline for Shareholder proposals, other than those to be included in the Proxy Statement for the 1999 Annual Meeting of Shareholders will be February 8, 1999, pursuant to Rule 14a-4.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------

     Exhibit 27 Financial Data Schedule. (submitted in electronic format for use of Commission only).

 (b) Reports on Form 8-K

     During the second quarter of 1998 the Company filed no reports on Form 8-K.


--------------------------------------------------------------------------------
                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KYZEN CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)


Date     August 3, 1998                   /s/  Kyle J. Doyel
     ----------------------------         --------------------------------------
                                                  (Signature)
                                          Kyle J. Doyel
                                          President and Chief Executive Officer

Date     August 3, 1998                   /s/  Thomas M. Forsythe
     ----------------------------         --------------------------------------
                                                  (Signature)
                                          Thomas M. Forsythe
                                          Treasurer and Chief Accounting Officer