Form 10QSB
period 1998-09-30
KYZEN CORP
filed 1998-11-16
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                        FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended               September 30, 1998
                                -----------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to ______________________

Commission file number                    0-26434
                      ---------------------------------------------------------

                                Kyzen Corporation
-------------------------------------------------------------------------------
                   (Exact name of the small business issuer as
                            specified in its charter)

                Utah                                      87-0475115
 --------------------------------------            ----------------------------
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

   5,006,681 shares of Class A Common Stock, $0.01 par value, outstanding as of November 9, 1998

  Transitional Small Business Disclosure Format (Check one):    [ ] Yes  [X] No

INDEX


                                                                            Page No.
                                                                            --------
Part I Financial  Information

       Item 1.  Financial Statements:

                    Balance Sheet as of September 30, 1998 (unaudited)
                    and December 31, 1997 (audited)                           3

                    Statement of Operations for the three and nine
                    months ended September 30, 1998 (unaudited) and
                    1997 (unaudited)                                          4

                    Statement of Cash Flows for the  nine months ended
                    September 30, 1998 (unaudited) and 1997 (unaudited)       5

                    Notes to Unaudited Financial Statements                   6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                     9


Part II  Other Information

       Item 1.  Legal Proceedings                                            13

       Item 2.  Changes in Securities and Use of Proceeds                    13

       Item 3.  Defaults Upon Senior Securities                              13

       Item 4.  Submission of Matters to a Vote of Security Holders          13

       Item 5.  Other Information                                            13

       Item 6.  Exhibits and Reports on Form 8-K                             13

KYZEN CORPORATION
--------------------------------------------------------------------------------
BALANCE SHEET

ITEM 1.    FINANCIAL STATEMENTS

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              1998              1997
                                                                              ----              ----
    ASSETS                                                                 (UNAUDITED)
    Current assets:
         Cash and cash equivalents                                        $   420,116       $   710,778
         Short-term investments                                                  --              99,208
         Accounts receivable, net of allowance for doubtful accounts
             of $8,584 in 1998 and $8,068 in 1997                             854,570           802,400
         Costs and estimated losses in excess of billings on
             uncompleted contracts                                              4,529             7,155
         Inventory                                                            327,672           332,367
         Other                                                                 59,505            28,892
                                                                          -----------       -----------
             Total current assets                                           1,666,392         1,980,800

    Property and equipment, net                                               906,858           928,079
    Patents, net                                                              159,168           147,296
    Interest receivable from related parties                                  204,135           170,151
                                                                          -----------       -----------

             Total assets                                                 $ 2,936,553       $ 3,226,326
                                                                          ===========       ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
         Note payable and capital lease obligations, current              $     2,160       $    17,050
         Accounts payable and accrued expenses                                471,636           707,781
         Accounts payable to related parties                                    2,194             5,381
                                                                          -----------       -----------
             Total current liabilities                                        475,990           730,212

         Note payable and capital lease obligations                              --              67,665
                                                                          -----------       -----------
             Total liabilities                                                475,990           797,877
                                                                          -----------       -----------

    Mandatorily redeemable Class B Common Stock,
         1,200,000 shares authorized, no shares
         issued or outstanding at September 30,
         1998 and December 31, 1997,
         respectively
    Shareholders' equity:
         Preferred Stock, $0.001 par value,
             10,000,000 shares authorized, no
             shares issued or outstanding at
             September 30, 1998 and December 31,
             1997, respectively
         Class A Common Stock, $0.01 par value,
             30,000,000 shares authorized,
             5,006,681 and 5,006,681 shares
             issued and outstanding at September
             30, 1998 and December 31, 1997,
             respectively                                                      50,068            50,068
         Additional paid-in capital                                         5,294,633         5,294,633
         Treasury stock, at cost                                                 (313)             (313)
         Accumulated deficit                                               (2,883,825)       (2,915,939)
                                                                          -----------       -----------
             Total shareholders' equity                                     2,460,563         2,428,449
                                                                          -----------       -----------

             Total liabilities and shareholders' equity                   $ 2,936,553       $ 3,226,326
                                                                          ===========       ===========

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,

                                                 1998              1997           1998               1997
                                                 ----              ----           ----               ----
                                                        (UNAUDITED)                       (UNAUDITED)

Net Sales                                    $ 1,512,766       $ 1,475,254    $ 4,438,296       $ 4,066,316

Cost of sales                                    648,842           684,899      1,904,684         1,958,020
                                             -----------       -----------    -----------       -----------
Gross profit                                     863,924           790,355      2,533,612         2,108,296

Operating costs and expenses

    Selling, marketing, general and
         administrative expenses                 735,649           718,194      2,226,394         2,219,178

    Research and development expenses            101,475           106,518        322,672           352,325
                                             -----------       -----------    -----------       -----------
        Total operating expenses                 837,124           824,712      2,549,066         2,571,503
                                             -----------       -----------    -----------       -----------

        Operating income (loss)                   26,800           (34,357)       (15,454)         (463,207)

Other income (expense):

    Interest income                               16,215            19,610         52,579            63,099

    Interest expense                              (1,795)             (467)        (5,011)           (8,155)
                                             -----------       -----------    -----------       -----------

        Total other income (expense)              14,420            19,143         47,568            54,944
                                             -----------       -----------    -----------       -----------


Net income (loss)                            $    41,220       $   (15,214)   $    32,114       $  (408,263)
                                             ===========       ===========    ===========       ===========

    Earnings per share - basic               $      0.01       $     (0.00)   $      0.01       $     (0.08)
                                             ===========       ===========    ===========       ===========
    Earnings per share - diluted             $      0.01       $     (0.00)   $      0.01       $     (0.08)
                                             ===========       ===========    ===========       ===========

    Weighted average shares outstanding
         - basic                               5,006,681         5,006,594      5,006,681         5,004,505

    Weighted average shares outstanding
         - diluted                             5,085,271         5,006,594      5,088,079         5,004,505


KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                1998             1997
                                                                                ----             ----
                                                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $  32,114       $(408,263)
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
         Depreciation and amortization                                          203,262         156,141
         Decrease (increase) in accounts receivable                             (52,170)          1,750
         Decrease in costs and estimated losses in excess of billings on
             uncompleted contracts                                                2,626          45,968
         Decrease (increase) in inventory                                         4,695        (274,530)
         Decrease (increase) in other current assets                            (30,613)         18,179
         Increase in interest receivable from related parties                   (33,984)        (33,984)
         Increase (decrease) in accounts payable and accrued expenses          (239,332)        120,048
                                                                              ---------       ---------

                  Net cash used by operating activities                        (113,402)       (374,691)
                                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments                                          99,208         428,647
     Purchase of fixed assets                                                  (170,039)       (156,722)
     Purchase of patent rights and related expenditures                         (23,874)        (35,750)
                                                                              ---------       ---------

                  Net cash provided (used) by investing activities              (94,705)        236,175
                                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock                                                             --             1,281
     Payment on note payable                                                    (82,555)         (3,182)
                                                                              ---------       ---------

                  Net cash used by financing activities                         (82,555)         (1,901)
                                                                              ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (290,662)       (140,417)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                710,778         741,820
                                                                              ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 420,116       $ 601,403
                                                                              =========       =========



SUPPLEMENTAL CASH FLOW INFORMATION:

Cash used for interest payments was $5,011 for the nine months ended September 30,1998 and $8,155 for the nine months ended September 30, 1997. The Company paid no income taxes for the nine months ended September 30, 1998 or the nine months ended September 30, 1997.

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

The Company's operations were conducted within one operating segment during the nine months ended September 30, 1998 and 1997. Sales to customers outside the United States totaled $196,637 in the third quarter 1998 and $288,995 in the third quarter 1997, representing approximately 13% and 17% of net sales, respectively, for the three-month periods then ended.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers securities with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

By Company policy, short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. government and its agencies and other short-term investment funds. The Company has classified all of its investments in debt and equity securities as trading securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities." In accordance with SFAS No. 115, the Company records its investments at fair value and recognizes unrealized holding gains and losses in earnings. Unrealized gains and losses recognized in earnings during the third quarter 1998 and 1997 and the nine months ended September 30, 1998 and 1997 were not significant.

Fair value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

CONCENTRATION OF CREDIT RISK

The Company sells its products to customers involved in a variety of industries including electronics, optics and computers. Kyzen performs continuing credit evaluations of its customers and does not require collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area. However, the Company has recently been informed of the closing of a facility in December 1998 which represents approximately 5% of the Company's sales in the first nine months of 1998. The Company is aware this notification was made to comply with Federal law requiring such notification prior to anticipated closing of plants. The Company is also aware of the fact that this customer has been attempting to sell this facility to competitors within his marketplace. The Company is anticipating that this customer will cease purchasing products in the fourth quarter of 1998 and the Company is uncertain as to whether or not sales will be made to this customer or its possible acquirer in 1999 and beyond. The Company believes the loss of this customer may have a negative effect on the Company's revenues and earnings in 1999.

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

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization of patent costs amounted to $64,683 as of September 30, 1998 and $52,681 as of December 31, 1997.

IMPAIRMENT OF VALUE

Impairment of accounting value is measured on the basis of anticipated undiscounted cash flows from operations. Based upon a review of its assets, the Company determined that no impairment existed at September 30, 1998 or December 31, 1997.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

ADVERTISING COSTS

Costs incurred for producing and publishing advertising are expensed in the period incurred and totaled $42,921 for the quarter ended September 30, 1998 and $46,471 for the quarter ended September 30, 1997.

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

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

SFAS No. 128 also requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted EPS. Based on the Company's net losses and capital structure reported for the three-months and nine months ended September 30, 1997, there was no difference in the amounts used in the numerators and denominators for the purposes of calculating basic EPS and diluted EPS for those periods. The Company reported net income for the three and nine months ended September 30, 1998. In addition, some shares outstanding were valued at option prices that were below the average daily fair market value of the shares. As a result, the diluted EPS denominator used to compute basic EPS and diluted EPS differed for the period ending September 30, 1998. The diluted EPS denominator increased to include the additional number of common shares that would have been outstanding if the dilutive potential common shares had been issued. The numerators for both basic EPS and diluted EPS were the same for the period ending September 30, 1998.

INTERIM FINANCIAL INFORMATION

The accompanying interim financial statements have been prepared without an audit, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's financial statements for the fiscal year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the full fiscal year.

In the opinion of management, the accompanying interim financial statements contain all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1998; its results of operations for the three and nine month periods ended September 30, 1998 and 1997; and its cash flows for the nine months ended September 30, 1998 and 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the provisions of this Statement effective January 1, 1998. Based upon a review of its operations, management believes that the Company operates in only one reportable segment at September 30, 1998.

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

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt the provisions of this Statement effective January 1, 2000. As the Company has not engaged, nor plans to engage in derivative or hedging activities, adoption of this Statement is not expected to have a significant impact on the Company's financial condition or results of operations.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Net sales for the quarter ended September 30, 1998 from all business activities increased approximately 3% or $37,512 to $1,512,766. This increase is due to increased sales volume of the Company's chemical cleaning products to existing customers as well as sales to new customers who are converting to the Company's products. Sales of equipment, processes and peripheral systems decreased by approximately 58% to $49,154 during the third quarter 1998, versus the same period in 1997, reflecting the Company's focus on smaller projects in this product line.

Gross profit for the quarter ended September 30, 1998 increased 9% or $73,569 to $863,924, as compared to $790,355 in the third quarter of 1997. This $73,569 increase is attributable to increased sales volume of the Company's cleaning products, as well as improved overall gross margin from selling a greater mix of higher margin chemical products. Gross profit margins from all business activities increased from 54% in the third quarter of 1997 to 57% in the third quarter of 1998, reflecting a change in product mix, sales of higher margin products and better economies of scale provided by the larger sales volume of chemical products.

Selling, marketing, general and administrative expenses for the quarter ended September 30, 1998 increased 2% or $17,455 to $735,649 as compared to $718,194 for the third quarter of 1997.

Research and development expenses for the quarter ended September 30, 1998 decreased 5% or $5,043 to $101,475 from $106,518 for the quarter ended September 30, 1997. This decrease is attributed to lower expenses related to supplies incurred in the third quarter of 1998 versus the same quarter in 1997.

Operating income for the quarter ended September 30, 1998 improved by $61,157 to income of $26,800 from a loss of $34,357 for the quarter ended September 30, 1997. This improvement is due primarily to increased chemical product sales and higher gross margins from the sales of chemicals in the third quarter of 1998 over the third quarter of 1997.

Interest income for the quarter ended September 30, 1998 decreased 17% to $16,215 from $19,610 for the third quarter 1997. This $3,395 decrease is due to lower cash balances and short-term investments during the third quarter of 1998 as a result of the investment of cash into the operations of the business.

Interest expense for the third quarter 1998 increased 284% to $1,795 from $467 in the third quarter of 1997.

Net income for the quarter ended September 30, 1998 increased by $56,434 to an income of $41,220, from a loss of $15,214 for the quarter ended September 30, 1997. This increase is due primarily to increased chemical product sales and higher gross margins from the sales of chemicals in the third quarter of 1998 over the third quarter of 1997.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Net sales for the nine months ended September 30, 1998 from all business activities increased approximately 9% or $371,980 to $4,438,296. This increase is due to increased sales volume of the Company's chemical cleaning products to existing customers as well as sales to new customers who are converting to the Company's products. Sales of equipment, processes and peripheral systems decreased by 55% to $132,523 during the first nine months of 1998, versus the same period in 1997, reflecting the Company's focus on smaller projects in this product line.

Gross profit for the nine months ended September 30, 1998 increased 20% or $425,316 to $2,533,612, as compared to $2,108,296 in the first nine months of 1997. This increase is attributable to increased sales volume of the Company's cleaning products, as well as improved overall gross margin from selling a greater mix of higher margin chemical products. Gross profit margins from all business activities increased from 52% in the first nine months of 1997 to 57% in the first nine months of 1998, reflecting a change in product mix, sales of higher margin products and better economies of scale provided by the larger sales volume of chemical products.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)

Selling, marketing, general and administrative expenses for the nine months ended September 30, 1998 increased $7,216 to $2,226,394 as compared to $2,219,178 for the first nine months of 1997. This increase reflects the Company's focus on curtailing growth in expenses during the first nine months of 1998.

Research and development expenses for the nine months ended September 30, 1998 decreased 8% or $29,653 to $322,672 from $352,325 for the nine months ended September 30, 1997. This decrease resulted from lower purchases of certain research and development materials and supplies in the first nine months of 1998 versus expenditures that were incurred in the first nine months of 1997.

Operating loss for the nine months ended September 30, 1998 decreased 97% or $447,753 to a loss of $15,454 from a loss of $463,207 for the nine months ended September 30, 1997. This decrease is due primarily to increased chemical product sales, higher gross margins from the sales of chemicals and the reduction of expenses in the first nine months of 1998 over the first nine months of 1997.

Interest income for the nine months ended September 30, 1998 decreased 17% to $52,579 from $63,099 for the first nine months of 1997. This $10,520 decrease is due to lower cash and short-term investment balances during the first nine months of 1998 as a result of the investment of cash into the operations of the business.

Interest expense for the first nine months of 1998 decreased 39% to $5,011 from $8,155 in the first nine months of 1997. The decrease of $3,144 in interest expense reflects the Company's repayment of its term loan obligation during the period.

Net income for the nine months ended September 30, 1998 improved by $440,377 to $32,114, from a loss of $408,263 for the nine months ended September 30, 1997. This increase is due primarily to increased chemical product sales and higher gross margins in the first nine months of 1998 over the first nine months of 1997.

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

As of September 30, 1998, the Company had working capital of $1,190,402, compared to $1,250,588 as of December 31, 1997, representing a decrease of $60,186 or 5% from 1997. This decrease resulted primarily from the funding of current operations, the purchase and construction of fixed assets, repayment of long-term debt and the purchase of patent rights and related expenditures during the first nine months of 1998, offset by $32,144 of net income earned during the first nine months of 1998.

The Company is currently negotiating with several lenders to obtain a credit facility to replace the credit facility terminated by the Company in April 1998, (the "Credit Facility"). There can be no assurance, however, that the

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)


Company will be able to obtain another credit facility on terms favorable to the Company to replace the terminated Credit Facility.

Cash used by operations of $113,402 in the first nine months of 1998 represented a $261,289 or a 70% decrease over cash used by operations of $374,691 during the same period in 1997. This decrease resulted from net income in the first nine months of 1998 versus net losses in the same period in 1997, increased depreciation, maintaining of comparable inventory levels in 1998 to 1997, and decreases in accounts payable as compared to the same period in 1997.

Cash used by investing activities of $94,705 in the nine months ended September 30, 1998 represented a decrease of $330,880 as compared to cash provided by investing activities during the nine months ended September 30, 1997 of $236,175. This change was due primarily to the liquidation of the short-term investments during the first quarter of 1998, partially offset by higher fixed asset purchases for the completion of the Company's laboratories and Cleaning Applications and Evaluation Centers in 1998.

Cash used by financing activities of $82,555 in the nine months ended September 30, 1998 represented an increase of $80,654 or 4,243% from cash used by financing activities of $1,901 during the nine month period ended September 30, 1997. This difference was due to repayment of the Credit Facility made during the quarter ended June 30, 1998.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through September 30, 1999. The Company's cash requirements for the remainder of 1998 and beyond will depend primarily upon the level of sales of chemical products, product development, product sourcing, sales and marketing expenditures, timing of expansion plans and capital expenditures. In the event the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, deterioration of customer base, financial condition or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Further, there can be no assurance that the Company will obtain a credit facility on favorable terms to replace the Credit Facility if financing of the Company's cash requirements becomes necessary. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategies, which would create additional financing needs for the Company.

The Company sells its products to customers involved in a variety of industries including electronics, optics and computers. Kyzen performs continuing credit evaluations of its customers and does not require collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area. However, the Company has recently been informed of the closing of a facility in December 1998 which represents approximately 5% of the Company's sales in the first nine months of 1998. The Company believes this notification was made to comply with Federal law requiring such notification prior to anticipated closing of plants and that this customer has attempted to sell this facility to competitors within its marketplace. The Company is anticipating that this customer will cease purchasing products in the fourth quarter of 1998 and the Company is uncertain as to whether or not sales will be made to this customer or its possible acquirer in 1999 and beyond. The Company expects the loss of this customer to have a negative effect on the Company's revenues and earnings in 1999.

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China have become significant suppliers to the Company. The Company expects to import up to approximately 30% of the Company's purchases of raw materials from China. The United States has threatened trade sanctions of up to $2 billion if China does not increase its efforts to stop piracy and other intellectual property violations. In addition, annual renewal of China's most-favored-nation trading status will be under review by the United States Government in 1999. Failure of the United States government to continue to grant most-favored-nation treatment to China could raise duties, thereby increasing the cost of certain of the Company's raw materials. The Company has historically and continues to obtain a portion of these raw materials domestically, and the Company has contingency plans in case of negative developments in

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)

Chinese sources. There can be no assurance, however, that such developments will not have a material adverse effect on the Company's financial condition and results of operations.

YEAR 2000

Many computer systems (including application software and operating systems) and embedded chip technologies will not accurately interpret dates after December 31, 1999. The year 2000 century change can directly (in its own computer systems) or indirectly (if its suppliers' and customers' systems are not able to accommodate the year 2000 century change) affect the Company.

The Company is in the process of evaluating its internal computing and communications systems and believes such systems will accommodate the year 2000 century change. Because of the relatively simple nature of the Company's information systems, management believes any impact on such systems and modifications required resulting from the year 2000 and beyond will not have a material adverse effect on the Company's financial condition or results of operations. The company expects to complete its assessment of these systems by the end of the third quarter 1999.

The Company is also in the process of evaluating non-computational systems such as embedded chip technology, microprocessors and specific function chips. Because of the relatively simple nature of the Company's product manufacturing process and products, management believes any impact on such systems and modifications required resulting from the year 2000 and beyond will not have a material adverse effect on the Company's financial condition or results of operations. The company expects to complete its assessment of these systems by the end of the third quarter 1999.

The Company is also evaluating major vendors and suppliers of goods and services to the Company and its major customers. The Company is currently uncertain as to whether or not all such vendors, suppliers and customers will be able to accommodate the year 2000 century change. Although management believes that failure of any one vendor or supplier or customer to accommodate the year 2000 century change should not have a material adverse effect on the Company's financial condition or results of operations, the inability of a significant vendor or supplier, such as a provider of utilities, to accommodate the year 2000 century change could have a material adverse effect on all customers of such vendor or supplier, including the Company. The failure of a material vendor or supplier to accommodate the century change could cause significant delays in the Company's manufacturing process or the delivery of products to its customers as a result of for example, inventory shortages and shipping delays. The failure of any material customer to accommodate the century change could cause significant payment delays and could have a material adverse effect on the Company's sales. At the present time the Company has no contingency plan to cover such year 2000 century change issues, but intends to adopt such a plan by the fourth quarter 1999.

The Company estimates it has spent less than $5,000 to date on its assessment of vendors and suppliers, and in assessment and modification of the Company's systems to accommodate the year 2000 century change. The Company expects future costs for assessment and modification for year 2000 century change to be insignificant. The Company is currently working to upgrade some of its software used in database management and electronic communications. The Company is making this change based on the need to have better and improved software performance and considers this change not to be year 2000 compliance driven. All vendors of these upgrades have represented to the Company that their products are year 2000 compliant. After installation of these upgrades, the Company plans to test them to further verify year 2000 compliance.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART II  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

The deadline for Shareholder proposals, other than those to be included in the Proxy Statement for the 1999 Annual Meeting of Shareholders will be February 8, 1999, pursuant to Rule 14a-4 under the Securities Exchange Act of 1934. The persons named as proxies in the proxy statement may exercise discretionary authority to vote on any proposals received after such date.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT NO.                         DESCRIPTION
     -----------                         -----------
     Exhibit 27      Financial Data Schedule. (submitted in electronic format
                     for use of Commission only).

 (b) Reports on Form 8-K

     During the third quarter of 1998 the Company filed no reports on Form 8-K.


--------------------------------------------------------------------------------

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               KYZEN CORPORATION
-------------------------------------------------------------------------------
                                  (Registrant)


Date   November 12, 1998                   /s/  Kyle J. Doyel
     ------------------------------       -------------------------------------
                                                          (Signature)
                                          Kyle J. Doyel
                                          President and Chief Executive Officer

Date   November 12, 1998                   /s/  Thomas M. Forsythe
     -------------------------------      -------------------------------------
                                                          (Signature)
                                          Thomas M. Forsythe
                                          Treasurer and Chief Accounting Officer