Form 10KSB40
period 1998-12-31
KYZEN CORP
filed 1999-03-15
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934


For the fiscal year ended      December 31, 1998
                         -------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------   -----------------------
Commission file number                0-26434
                      ----------------------------------------------------------

                                Kyzen Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

    Utah                                                  87-0475115
--------------------------------------      ------------------------------------
  State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization                      Identification No.)

    430 Harding Industrial Drive, Nashville, TN                          37211
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number          615-831-0888
                         -------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered

Class A Common Stock                              Boston Stock Exchange
------------------------------------          ----------------------------------
Warrants for Class A Common Stock                 Boston Stock Exchange
------------------------------------          ----------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[ ] No

         Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $5,877,974
                                                                 -----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act) $3,593,965 at $1.125 per share on February 4, 1999
    ---------------------------------------------------

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

   5,006,681 shares of Class A Common Stock outstanding as of February 4, 1999

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

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 9, 1999 are incorporated into Part III of this report

Transitional Small Business Disclosure Format (Check one):      [ ] Yes   [X] No

KYZEN CORPORATION
--------------------------------------------------------------------------------
INDEX

                                                                                                           Page No.
                                                                                                           --------

Part I

         Item 1.    Description of Business                                                                   4

         Item 2.    Description of Property                                                                   8

         Item 3.    Legal Proceedings                                                                         8

         Item 4.    Submission of Matters to a Vote of Security Holders                                       8

Part II

         Item 5.    Market for Common Equity and Related Stockholder Matters                                  9

         Item 6.    Management's Discussion and Analysis or Plan of Operation                                 9

         Item 7.    Financial Statements                                                                     14

                           Report of Independent Accountants                                                 15

                           Balance Sheet as of December 31, 1998, and 1997                                   16

                           Statement of Operations for the years ended

                               December 31, 1998 and 1997                                                    17

                           Statement of Changes in Shareholders' Equity for the years

                               ended December 31, 1998 and 1997                                              18

                           Statement of Cash Flows for the years ended

                               December 31, 1998 and 1997                                                    19

                           Notes to Financial Statements                                                     20

         Item 8.    Changes in and Disagreements with Accountants on Accounting and

                        Financial Disclosure                                                                 27



Part III

         Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                      Compliance With Section 16(a) of the Exchange Act.                                     28

         Item 10.   Executive Compensation                                                                   28

         Item 11.   Security Ownership of Certain Beneficial Owners and Management                           28

         Item 12.   Certain Relationships and Related Transactions                                           28

         Item 13.   Exhibits and Reports on Form 8-K                                                         28

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY

Kyzen(R) Corporation ("Kyzen" or the "Company") is a specialty chemical company focused on CFC-replacement chemistries and processes for electronics and other high technology industries where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Typically the Company's products are sold as separate items and are integrated into a cleaning process by the customer, or by the Company as part of a contract service.

The Company was incorporated in Utah in 1990. Its headquarters are located at 430 Harding Industrial Dr., Nashville, TN 37211, where its telephone number is
(615) 831-0888, and its fax number is (615) 831-0889.

HISTORY OF THE COMPANY

In September 1987, the United States and 22 other countries signed the Montreal Protocol ("the Protocol") on Substances that Deplete the Ozone Layer. The Protocol called for a freeze in the production and consumption of ozone depleting products ("ODPs") by the year 2000 for developed countries and 2010 for developing countries. As of February 1993, over 90 nations, representing over 90% of the world's consumption of ODPs, were parties to the Protocol. In 1990, the United States enacted the Clean Air Act mandating that the use of ODPs be phased out by the year 2000. In September 1991, the US Environmental Protection Agency announced that ozone layer depletion over North America was greater than expected. In response to this announcement, then President Bush issued an executive order accelerating the phase-out of ozone depleting materials to December 31, 1995. The more than 90 nations which are signatories to the Protocol agreed to accelerate the phase-out of production of ODPs to December 31, 1995 for developed countries and December 31, 2005 for developing countries. After the 1995 deadline ODP products can still be bought, recycled and sold until the inventories are depleted.

Because industrial cleaning is one of the largest applications for ODPs, Kyzen was organized to develop chemical solutions and processes to replace ODPs used in the cleaning of electronic assemblies and precision metal components. Historically, materials such as chlorofluorocarbon 113 ("CFC-113") and 1,1,1, Trichloroethane ("Methyl Chloroform" or "Trich") were widely used in these applications. Today, no single replacement product has been found that had the broad applicability of the ODPs produced before 1995. As such, the market for high technology cleaning has fragmented into smaller niche cleaning applications where specific products were developed to meet specialized market needs. In addition, this market continues to evolve as newer technology and miniaturization of products presents more difficult cleaning challenges for manufacturers.

CHEMICAL CLEANING PRODUCTS

Kyzen has formulated seven general lines of cleaning chemistries that serve different market niches. These chemistries are:

         -  semi-aqueous electronic cleaning  (Ionox(R));

         -  aqueous cleaner concentrates for electronic cleaning (Aquanox(R));

         - metal/plastic precision cleaners which can be aqueous or semi-aqueous (Metalnox(R));

         - volatile organic chemical ("VOC") compliant cleaning agents for electronics and metals (Lonox(TM));

         -  optical solvents and cleaning agents (Optisolv(TM));

         -  semi-conductor cleaning agents (Micronox(TM)); and

         -  waterless solvents and hand-wipe solvents (Kryptonol(R)).

In addition, Kyzen has identified product niches in cleaning chemistries and processes for batteries and medical devices and is currently selling limited amounts of specialty cleaning products in those industries.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I (CONTINUED)

The Company's strategy is to patent its formulations where unique materials, blends or uses are identified. In other formulations the Company uses a combination of multiple ingredients and suppliers to protect and maintain as proprietary information the key active materials used in each product.

Most Kyzen formulations are non-flammable and non-combustible, low in toxicity and generally require no hazardous material shipping or storage precautions. The Company attempts to meet this standard with all of its products; however, customized products for key high volume customers and new niche applications frequently have unique requirements, which may necessitate departures from these general standards. The Company is currently developing new cleaning chemistries and processes for its existing electronics niche in addition to developing new products for the semiconductor, optics, medical device and other niche cleaning markets. Kyzen believes its unique chemical products will be an attractive alternative in each of these industries. Management of the Company also believes that future product lines may be obtained through acquisitions or licensing agreements. In 1998, the Company entered in to a licensing agreement with AlliedSignal and Hewlett Packard to sell and market a patented cleaning product jointly developed by both companies. The Company has been in discussions from time to time with potential acquisition candidates or licensors of cleaning technology and products. The Company has not entered into definitive agreements and there can be no assurance that any particular acquisition or licensing opportunities will materialize.

EQUIPMENT PRODUCTS AND PERIPHERALS

The goal of Kyzen's Equipment Products and Peripherals ("EP&P") group is to enhance processes and expedite and eliminate obstacles in the implementation of Kyzen's chemical cleaning solutions. Prior to the third quarter of 1997, the Company was focused on developing process control systems, water re-use and cleaning machine technology and incorporating those technologies into equipment sold by the Company. Historically, the Company had viewed its EP&P group as necessary to sell Kyzen chemical products, despite the losses incurred by the group since the inception of the Company. During 1997, changes in customer requirements and in capabilities of outside vendors resulted in the Company's decision to downsize the EP&P group. The Company currently maintains the group at a manpower level smaller than its historical level in 1996 and 1997. This group however, is capable of developing and manufacturing process control equipment, building and maintaining equipment in Kyzen's Cleaning Applications and Evaluation Centers, maintaining existing customer machines and service contracts and manufacturing peripheral items necessary to assist the installation and implementation of chemicals. EP&P sales amounted to 3% of sales in 1998, down from 8% of sales in 1997.

Process Control Systems ("PCS"). The Company's PCS system is a fully integrated tool based on the Company's proprietary developed technology that automatically samples and adjusts cleaning agent concentration to a specified level in a cleaning tank or machine. The PCS system also has the capability to automatically (1) monitor and maintain liquid levels, (2) pump chemicals directly from the drum to the wash tank and (3) fill the cleaning machine. The current PCS product line is designed to operate on a number of the Company's existing and developmental cleaning solutions.

The Company's strategy is to further develop Kyzen's technologies in the PCS area and use them to differentiate the Company's cleaning agents from competitors. The Company plans to pursue the construction and sale of its PCS to potential customers in current markets and to continue to develop the PCS system for new niche cleaning applications and possibly for other chemical applications.

Process Rinse Water Reuse Technology. Because historically, the majority of chemical cleaning products designed to replace ODPs require the use of water in the cleaning process, either as a part of the washing process or as a rinsing agent and because the Company determined that most potential customers in the early 1990's desired to recycle the rinse water in the cleaning process, the Company developed technologies for process water reuse machines using reverse osmosis ("RO") membranes in conjunction with distillation, activated carbon and ion exchange resins. Currently, the recycling of reuse water is less problematic for the Company's customers because most publicly owned treatment works ("POTW") now accept rinse water effluent. Additionally, certain suppliers of water reuse equipment are now able to handle water recycling within the precision cleaning industry. If environmental laws become more stringent and require more water recycling, the Company may be able to penetrate new markets with its water reuse technology, but this technology does not currently represent a growth area for the Company.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I (CONTINUED)

The Company's strategy regarding its process water reuse technology is to maintain Kyzen's installed base and to offer its technology in this area to potential cleaning agent customers as a differentiated competitive advantage to the Company's competitors. The Company plans to assist customers in developing processes for water reuse with Kyzen's cleaning products but will use third party vendors to construct and sell the actual mechanical systems to the potential customer.

Specialized Cleaning Machine. In the past the Company was involved with the development and manufacture of specialized cleaning machines, primarily developed for a specific application within Intel Corporation. The Company's strategy is to retain Kyzen's technology and development work used in the development of the cleaning machine for Intel in the event a potential customer opportunity for such equipment arises. Since the second quarter of 1997, however, the Company has downsized its machine manufacturing capability and does not plan to aggressively pursue the manufacture or sale of the specialized cleaning machines for potential customers. In the event an opportunity arises, management of the Company expects to outsource the manufacture of cleaning machines in some form of strategic alliance that would mitigate the risk to the Company of such an endeavor.

COMPETITION

The precision cleaning industry is undergoing rapid change as companies search for new technology to replace processes based on ODPs. The market is rapidly moving from a commodity market supplied by major chemical companies to a series of highly fragmented niche markets supplied by numerous focused specialty chemical companies. Management believes its most significant competitors are Petroferm(R), Church & Dwight, Valtron, Alpha Metals, Multicore and Dr. O.K. Wack Chemie. Management believes the Company has a competitive advantage in the Company's targeted markets because the Company's strategic method of selling directly to its customers rather than utilizing distribution. This provides the Company the advantage of closer customer contact, less "middlemen" in the selling process resulting in lower costs for the Company's customers and higher gross profit margins for the Company. Another competitive advantage is that Kyzen is one of few companies whose primary source of revenue is from the sale of high technology cleaning products. This focus on the cleaning market niche allows the Company's sales force to be totally committed to selling and servicing the customer, as opposed to competitive sales forces or distributors that are less focused due to demands from multiple product lines in multiple markets.

DEPENDENCE ON SUPPLIERS AND OTHERS

The Company purchases its raw materials, components and finished machines from a variety of sources. While the Company is generally not significantly dependent on any one supplier for raw materials, components and finished machines, it had historically, relied on one domestic chemical producer for its supply of the nonlinear alcohol used in many of the Company's cleaning formulations. In 1998, the Company became less reliant on this specific vendor as the Company sourced this material from both domestic and international sources. There can be no assurance that any raw material or other components and systems utilized by the Company will continue to be available at reasonable prices in the volume required for the Company to meet its customers' orders.

PRODUCTION AND SUPPLY

The production of the Company's chemicals involves the blending of specific chemicals purchased from third party chemical producers in the open market. The Company's chemical raw materials, other than the nonlinear alcohol, are widely available from numerous sources. The nonlinear alcohol is currently available from three producers, all of which management believes are currently operating at levels below capacity. In addition the Company has had discussions with other producers who have indicated an interest in producing the nonlinear alcohol.

SALES AND DISTRIBUTION

Marketing. There are a number of precision cleaning market niches ranging in size from $5 million to $50 million in which management believes the Company should be able to maintain a competitive advantage. The Company is now established in the electronic assembly market niche. The Company is currently developing other cleaning processes and products for niches such as high volume precision cleaning of plastic and metal parts, peripheral cleaning products such as hand cleaning products and wipes, cleaning of other electronic devices, optical lenses and moulds, medical devices and semiconductors.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I (CONTINUED)

Cleaning Applications and Evaluation Centers. The Company currently operates comprehensive Cleaning Applications and Evaluation Centers in Manchester, New Hampshire and in Nashville, Tennessee. A Cleaning Applications and Evaluation Center is a demonstration facility in which customers can view the effectiveness of the Company's cleaning technology in a risk-free environment. The Company believes these centers give it a competitive advantage in that the Company believes it has the most comprehensive testing facilities in the cleaning industry. The centers are used to expedite the sales cycle for Kyzen's chemical solutions in addition to accelerating the development of new Kyzen chemical products.

Sales Force. One of the primary sales challenges facing the Company is selling its cleaning technologies to customers who have limited experience with water-based cleaning agents and processes. Consequentially, these sales often require long relationship building periods and considerable time for problem solving and testing of process and chemistry. The Company is accelerating this process through the investment in Cleaning Applications and Evaluation Centers which is designed to shorten the period required for testing and problem solving and will increase customer's exposure to Kyzen and its products. The Company's sales cycles for conversion to the Company's products typically range from three months to two years.

The Company currently sells it products through a direct regional sales force, complemented in certain geographic regions or niches with manufacturer representatives or agents. The Company also uses sales engineers, chemists, application lab personnel and inside sales personnel in the Company's sales efforts depending on the customer application, sales volume potential and the status of the customer in testing, buying and/or implementing the cleaning chemical.

CUSTOMERS

During the year ended December 31, 1998, no customer accounted for more than 10% of the Company's revenues. Management believes that the loss of any one customer would not have a material adverse effect on the Company's financial condition or results of operations.

PATENTS

The Company holds two patents for its chemical cleaning formulations in the United States. The Company also has obtained one patent in each of Mexico, China, Taiwan, Australia, Korea, Australia, Brazil, European Union and Japan. These existing patents, which expire between 2009 and 2014, and pending international patents related to the two U.S. patents, are jointly owned by the Company and Delco, a division of General Motors. Delco has retained the right to use chemistry developed under the patents and the Company has retained the right to market the patented formulations. Delco is not entitled to receive royalties or license fees from the Company on the chemical cleaning products manufactured and sold by the Company. However, if the Company were to enter into a license or royalty arrangement for the patented formulations, the resulting license fee or royalties would be shared between the Company and Delco.

The Company has applied for three additional patents in the United States during 1997 and 1998. These filings relate to work performed during the past three years on a number of formulations to be used in existing and new market niches. These patents are currently being reviewed by the patent office.

The Company is also required to pay patent royalties to Bix Manufacturing Company (a shareholder). Royalties are based on 2% of revenues related to the patented chemistry. The Company is currently settling its royalty obligation through consulting services performed by the Company. In 1998 and 1997, $46,675 and $71,925, respectively, has been recorded as royalty expense to reflect these transactions.

FUTURE LEGISLATION AND GOVERNMENTAL REGULATION

The Company believes that the demand for its products is directly related to governmental responses to and public concern with ozone depletion, CFC elimination, use of hazardous or highly toxic cleaning agents and air and water contamination. Decreased public concern over ozone depletion or water contamination or less governmental pressure to remedy such problems could substantially reduce demand for the Company's products. Although the Company is not aware of any such pending or proposed federal legislation or regulation, any such legislation or regulation that limits the sale of the Company's products, chemicals, services or components or limits the methods by which the Company's products or chemicals are manufactured, installed or serviced, could have a material adverse effect on the Company.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I (CONTINUED)

RESEARCH AND DEVELOPMENT

The Company's research and development expenses in 1998 were $424,335 and in 1997 were $461,470. Of this amount, $398,962 in 1998 and $430,460 in 1997 were spent for chemical research and development of products. Research and development activities are expensed as incurred because the majority of the Company's research and development activities consist of developing technologically feasible products and processes for niche specific applications. Management expects that the Company will continue to maintain research and development activity in the same 6% to 8% of revenue level for the foreseeable future in order to create new and better products and processes as required by niche markets in which management believes the Company can effectively compete.

EMPLOYEES

As of December 31, 1998, the Company had 34 full-time employees and 1 part-time employee. The Company considers its employee relations to be satisfactory. The management of the Company believes the current staffing level is adequate to accomplish the necessary tasks for 1999 given historical growth levels of the Company. Higher growth rates, acquisitions or licensing of new product lines may require additional staff to properly staff increased marketing, sales, development and technical support functions. Management of the Company intends to hire additional personnel as they are required.

ENVIRONMENTAL, HEALTH AND SAFETY CONSIDERATIONS

The Company and its operations are subject to certain federal, state and local laws and regulations relating to the discharge of pollutants into the air and water, worker exposure to the chemical formulations manufactured and sold and established standards for the reuse, storage and disposal of hazardous wastes. The Company believes that its operations are in compliance with current laws and regulations relating to such matters. The management of the Company estimates the current annual cost of compliance with environmental laws is less than $10,000 per year. The Company derives a large portion of its revenue from the sale of blended products made from finished materials purchased from various chemical producers. These chemicals are periodically evaluated and/or re-evaluated by the third party chemical producers for potential adverse health effects resulting from exposure or overexposure.

ITEM 2.    DESCRIPTION OF PROPERTY

FACILITIES

The Company's headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility the Company occupies approximately 24,000 square feet of leased space, which houses a research and development laboratory, a Cleaning Applications and Evaluation Center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. The Company leases an approximately 6,625 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. This location houses a Cleaning Application and Evaluation Center, EP&P manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company's needs for the next year.

The Company conducts its operations from facilities under two operating lease agreements. The lease for the New Hampshire facility terminates in May 2000 with an option to renew for one year, and the Tennessee facility lease terminates in February 2001 with an option to renew for two years. As of December 31, 1998, future annual rental payments are summarized as follows:

                  1999                                 $129,958
                  2000                                  110,550
                  2001                                    8,000

Total rent expense was $132,882 in 1998 and $163,434 in 1997. Included in rent expense for 1998 and 1997 is approximately $96,536 and $92,198, respectively, of rent paid to a shareholder.

The Company carries general property and casualty insurance in an amount management considers to be adequate.

ITEM 3.    LEGAL PROCEEDINGS

As of December 31, 1998, the Company was not a party to any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter 1998.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock and Warrants to purchase Class A Common Stock are quoted on the Nasdaq Small Cap Stock Market (symbols KYZN and KYZNW, respectively) and listed on the Boston Stock Exchange (symbols KYZ and KYZW, respectively). The following table provides the range of the high and low bid quotations for the Company's Warrants and Class A Common Stock on the Nasdaq Small Cap Stock Market for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                            Class A
                                                                    Warrants              Common Stock
                                                  Dividends    High         Low        High          Low
                                                  ---------   ------       -----     --------     --------

Quarter ended:    March 31, 1997                     $0       $  1/2       $9/32     $      3     $  1 3/4
                  June 30, 1997                       0          3/8        3/16      1 15/16      1 11/32
                  September 30, 1997                  0        11/16         1/4        2 1/2        1 1/4
                  December 31, 1997                   0          3/4         1/8      2 15/32        1 1/4

                  March 31, 1998                      0         7/16        3/16            2        1 3/8
                  June 30, 1998                       0         7/16        3/16        1 1/2       1 3/16
                  September 30, 1998                  0         7/16        1/32        1 1/2        13/16
                  December 31, 1998                   0         3/16        1/16       1 1/16          1/2

There were approximately 100 shareholders of record and approximately 1,000 beneficial shareholders of Class A Common Stock on December 31, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

Net sales for the year ended December 31,1998 from all business activities increased approximately 8% or $418,128 to $5,877,974, while net chemical sales increased 13% from the year ended December 31, 1997. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who are converting to the Company's products. Sales of equipment, processes and peripheral systems have decreased 56% during the year ended December 31, 1998, from 8% of net sales in 1997 to 3% of net sales in 1998, reflecting the Company's focus on more profitable chemical products and downsizing of its EP&P group in the year ended December 31, 1997.

Gross profit for the year ended December 31, 1998 increased 20% or $565,378 to $3,341,094 as compared to $2,775,716 in the year ended December 31, 1997. This increase is attributable to increased sales volume of the Company's cleaning agents in addition to selling a higher margin chemical product mix. Gross profit margins from all business activities increased from 51% in the year ended December 31, 1997 to 57% in the year ended December 31, 1998. This increase reflects a larger percentage of total sales attributable to higher margin chemical products.

Selling, general and administrative expenses for the year ended December 31, 1998 decreased 2% or $48,556 to $2,912,453 in the year ended December 31, 1998 as compared to $2,961,009 in the year ended December 31, 1997. This decrease reflects decreased spending on advertising in the year ended December 31, 1998 and decreases in commissions to manufacturers' representatives partially offset by higher general and administrative expenses.

Research and development expenses for the year ended December 31, 1998 decreased 8% or $37,135 to $424,335 from $461,470 for the year ended December 31, 1997.
Research and development as a percentage of sales decreased from 8.5% to 7.2%. The reduction reflects lower costs of supplies in the year ended December 31, 1998 and lower machine prototype costs associated with the development of the PCS in the year ended December 31, 1998 versus the year ended December 31, 1997.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART II (CONTINUED)

Operating income for the year ended December 31, 1998 increased $651,069 from a loss of $646,763 in the year ended December 31, 1997 to income of $4,306 for the year ended December 31, 1998. This increase is due to decreased expenses in conjunction with increased chemical product sales partially offset by reduced EP&P sales. The increased chemical sales and lower EP&P revenues from downsizing of the EP&P group resulted in a product mix that had a higher percentage of chemical sales. The higher concentration of chemical product sales in the year ended December 31, 1998 increased gross profit margins by approximately 6% thereby contributing to the operating income increase.

Interest income for the year ended December 31, 1998 decreased 18% to $68,271 from $83,222 for the year ended December 31, 1997. This $14,951 decrease results from lower cash and short-term investment balances as a result of investment of cash in the operations of the Company. A total of $45,312 of the interest income in both the year ended December 31, 1998 and the year ended December 31, 1997 was non-cash interest accrued from notes receivable from officers and former employees of the Company.

Interest expense for the year ended December 31, 1998 decreased 40% to $5,074 from $8,467 in the year ended December 31, 1997. This decrease reflects management's decision to repay all the Company's outstanding notes payable in the second quarter of 1998.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

Net sales for the year ended December 31, 1997 from all business activities increased approximately 10% or $500,844 to $5,459,846, while net chemical sales increased 20% from the year ended December 31, 1996. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who converted to the Company's products. Sales of equipment, processes and peripheral systems have decreased during the year ended December 31, 1997, reflecting the Company's focus on more profitable chemical products and smaller more profitable pieces of equipment like the Process Control System (PCS).

Gross profit for the year ended December 31, 1997 increased 18% or $424,935 to $2,775,716, as compared to $2,350,781 in the year ended December 31, 1996. This increase was attributable to increased sales volume of the Company's cleaning agents. Gross profit margins from all business activities increased from 47% in the year ended December 31, 1996 to 51% in the year ended December 31, 1997. This increase reflected a larger percentage of total sales coming from higher margin chemical products.

Selling, general and administrative expenses for the year ended December 31, 1997 increased 12% or $320,026 to $2,961,009 in the year ended December 31, 1997 as compared to $2,640,983 for the year ended December 31, 1996. This increase reflects increased spending on advertising and sales personnel partially offset by lower general and administrative expenses.

Research and development expenses for the year ended December 31, 1997 decreased 20% or $114,838 to $461,470 from $576,308 for the year ended December 31, 1996.
Development expenses for chemical cleaning products increased approximately 7% while expenditures for development of equipment, processes and peripherals decreased significantly in the year ended December 31, 1997. This change reflects the one-time research and development expenses associated with developing the cleaning machine in the year ended December 31, 1996 for Intel.

Operating loss for the year ended December 31, 1997 decreased 25% or $219,747 to a loss of $646,763 from a loss of $866,510 for the year ended December 31, 1996. This decrease is due primarily to increased sales of chemical products and smaller increases in operating expenses in conjunction with the downsizing of the cleaning machine project from the year ended December 31, 1996 to the year ended December 31, 1997.

Interest income for the year ended December 31, 1997 decreased 34% to $83,222 from $126,481 for the year ended December 31, 1996. This $43,259 decrease is due to lower cash balances during the year ended December 31, 1997 as a result of investment of cash in the operations of the Company.

Interest expense for the year ended December 31, 1997 decreased 49% to $8,467 from $16,591 in 1996. The decrease of $8,124 in interest expense is due to interest charges incurred in the year ended December 31, 1996 related to a one time put repurchase obligation settled in the year ended December 31, 1996. This expense did not occur in the year ended December 31, 1997 resulting in a lower expense.

ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards that require entities to report in current earnings, changes in equity that result from transactions and economic events other than those that are the product of transactions with shareholders. The statement also requires the presentation of comprehensive income and its components in a financial statement that is displayed with the same prominence as other required financial statements. The Company adopted the provisions of this Statement effective January 1, 1998. Adoption of this statement did not have an impact on the Company's financial condition or results of operations.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the provisions of this Statement effective January 1, 1998. Based upon a review of its operations, management believes that the Company operated in only one reportable segment at December 31, 1998.

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits." SFAS No. 132 revises and standardizes employers' disclosures about pension and other post-retirement benefit plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company adopted the provisions of this Statement effective January 1, 1998.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt the provisions of this Statement effective January 1, 2000. As the Company has not engaged, and does not plan to engage in derivative or hedging activities, adoption of this Statement will not have an impact on the Company's financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers of chemical raw materials; the federal, state and local regulatory environment; availability of debt and equity capital with favorable terms and conditions; availability of new expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary customers; and the ability of the Company to develop new competitive product lines. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

YEAR 2000 DISCLOSURE

Many computer systems (including application software and operating systems) will not accurately interpret dates after December 31, 1999. The year 2000-century change can directly (in its own computer systems) or indirectly (if its suppliers' and customers' systems are not able to accommodate the year 2000-century change) affect the Company.

The Company is currently evaluating its internal computing, communication and non-computational systems and believes they will accommodate the year 2000-century change. Because of the relatively simple nature of the Company's information systems, management believes that any impact on such systems resulting from the year 2000

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART II (CONTINUED)

and beyond will not have a material adverse effect on the Company's financial condition or results of operations. The company expects to complete its assessment of these systems by the end of the third quarter of 1999.

The Company is also in the process of evaluating non-computational systems such as embedded chip technology, microprocessors and specific function chips. Because of the relatively simple nature of the Company's product manufacturing process and products, management believes any impact on such systems and modifications required resulting from the year 2000 and beyond will not have a material adverse effect on the Company's financial condition or results of operations. The Company expects to complete its assessment of these systems by the end of the third quarter of 1999.

The Company is also evaluating major vendors and suppliers of goods and services to the Company and its major customers. The Company is currently uncertain as to whether or not all such vendors, suppliers and customers will be able to accommodate the year 2000-century change. Although management believes that failure of any one vendor or supplier or customer to accommodate the year 2000 century change should not have a material adverse effect on the Company's financial condition or results of operations, the inability of a significant vendor or supplier, such as a provider of utilities, or a key chemical producer such as a producer of alcohol used in many of the Company's cleaning formulations, to accommodate the year 2000 century change could have a material adverse effect on all customers of such vendor or supplier, including the Company. The failure of a material vendor or supplier to accommodate the century change could cause significant delays in the Company's manufacturing process or the delivery of products to its customers as a result of problems such as, inventory shortages and shipping delays. The failure of any material customer to accommodate the century change could cause significant payment delays and could have a material adverse effect on the Company's net sales. At the present time the Company has no contingency plan to cover such year 2000 century change issues, but intends to adopt such a plan by the fourth quarter of 1999.

The Company estimates it has spent less than $5,000 on its assessment of vendors and suppliers, and in assessment and modification of the Company's systems to accommodate the year 2000-century change. The Company expects future costs for assessment and modification for the year 2000 century change to be insignificant. The Company is currently working to upgrade some of its software used in database management and electronic communications. The Company is making this change based on the need to have better and improved software performance and considers this change not to be driven by year 2000 compliance issues. All vendors of these upgrades have represented to the Company that their products are year 2000 compliant. After installation of these upgrades, the Company plans to test them to further verify year 2000 compliance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have been the remaining proceeds from its initial public offering in 1995 and cash flows from operations. The Company's primary uses of funds are the funding of research and development of new product lines, purchase of capital equipment, construction and expansion of the Cleaning Applications and Evaluation Centers and sales and marketing activities.

As of December 31, 1998, the Company had working capital of $1,241,818, compared to $1,250,588 as of December 31, 1997, representing a decrease of $8,770 or 1%. This decrease resulted primarily from the construction of fixed assets, repayment of long-term debt and the purchase of patent rights and related expenditures during 1998, offset partially by $67,503 of net income earned during year ended December 31, 1998.

The Company is currently negotiating with several lenders to obtain a credit facility to replace the credit facility terminated by the Company in April 1998. There can be no assurance, however, that the Company will be able to obtain another credit facility on terms favorable to the Company.

Cash provided by operations was $48,379 in the year ended December 31, 1998, an increase of $374,523 from $326,144 of cash used by operations in the year ended December 31, 1997. This increase is the result of a $639,511 increase in net income in 1998 versus the same period in 1997. This increase in net income was offset by lower accounts payable as a result of more timely payment of bills.

Cash used by investing activities of $151,120 for the year ended December 31, 1998, represented a decrease of $372,533 as compared to cash provided by investing activities during the year ended December 31, 1997 of $221,413. This change was due primarily to the liquidation of the short-term investments during the first quarter of 1998, partially

KYZEN CORPORATION
----------------------------------------------------------------------------
PART II (CONTINUED)

offset by higher fixed asset purchases for the completion of the Company's laboratories and Cleaning Applications and Evaluation Centers, and continuing expenditures for patents in 1998.

Capital expenditures for the year ended December 31, 1998 increased 39% to $207,783 from $149,739 in the year ended December 31, 1997. This increase of $58,044 was attributed to the construction of the Nashville Cleaning Applications and Evaluation Center, addition of cleaning equipment to both the Nashville and Manchester Cleaning Applications and Evaluation Centers, addition of laboratory equipment and addition of smaller equipment used in the normal course of business. Capital expenditures for patents decreased slightly for the year ended December 31, 1998 to $42,545 from $58,056 in the year ended December 31, 1997. This decrease is the result of timing of examinations of patents the Company has on file in various countries.

Cash used by financing activities of $84,122 for the year ended December 31, 1998, represented an increase of $157,811 from cash provided by financing activities of $73,689 during the year ended December 31, 1997. This difference was due to obtaining the note payable in the fourth quarter of 1997 and subsequent repayment of the note during the quarter ended June 30, 1998.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through December 31, 1999. The Company's cash requirements for the year 1999 and beyond will depend primarily upon the level of sales of chemical products, product development, product procurement, sales and marketing expenditures, timing of expansion plans and capital expenditures. If the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, deterioration of customer base, financial condition or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Further, there can be no assurance that the Company will obtain a credit facility on favorable terms to replace the terminated Credit Facility if financing of the Company's cash requirements becomes necessary. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategies, which would create additional financing needs for the Company.

The Company sells its products to customers involved in a variety of industries including electronics, optics and computers. Kyzen performs continuing credit evaluations of its customers and does not require collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area. The Company was informed in October 1998 of the closing of a facility in December 1998 which represents approximately 4.6% of the Company's net sales in the year ended December 31, 1998. The Company believes that this customer has sold this facility to a competitor within its marketplace. This customer ceased purchasing products in the fourth quarter of 1998 and the Company is uncertain as to whether or not sales will be made to this customer or its acquirer in 1999 and beyond. The Company expects the loss of this customer to reduce net sales, gross profit and earnings of the Company's in 1999, although the Company is currently unable to determine the magnitude of this effect.

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers to the Company. The Company expects to import up to approximately 30% of the Company's purchases of raw materials from China. The United States has threatened trade sanctions of up to $2 billion if China does not increase its efforts to stop piracy and other intellectual property violations. In addition, annual renewal of China's most-favored-nation trading status will be under review by the United States government in 1999. Failure of the United States government to continue to grant most-favored-nation treatment to China could raise duties, thereby increasing the cost of certain of the Company's raw materials. The Company has historically and continues to obtain a portion of these raw materials domestically, and the Company has contingency plans in case Chinese sources are no longer able to provide these raw materials. There can be no assurance, however, that such developments will not have a material adverse effect on the Company's financial condition and results of operations.

KYZEN CORPORATION
----------------------------------------------------------------------------
PART II (CONTINUED)

ITEM 7.    FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----

Report of Independent Accountants                                                                             15

Balance Sheet as of December 31, 1998 and 1997                                                                16

Statement of Operations for the years ended December 31, 1998 and 1997                                        17

Statement of Changes in Shareholders' Equity for the years ended December 31, 1998 and 1997                   18

Statement of Cash Flows for the years ended December 31, 1998 and 1997                                        19

Notes to Financial Statements                                                                                 20

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Kyzen Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Kyzen Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  Pricewaterhouse Coopers LLP


PricewaterhouseCoopers LLP
Nashville, Tennessee
January 22, 1999

KYZEN CORPORATION
-------------------------------------------------------------------------------
BALANCE SHEET

                                                                                DECEMBER 31,
                                                                          1998               1997
                                                                       -----------        -----------

ASSETS
Current assets:
     Cash and cash equivalents                                         $   523,915        $   710,778
     Short-term investments                                                     --             99,208
     Accounts receivable, net of allowance for doubtful accounts
         of $8,160 in 1998, and $8,068 in 1997                             831,717            802,400
     Costs and estimated losses in excess of billings on
         uncompleted contracts                                                  --              7,155
     Inventory                                                             345,898            332,367
     Other                                                                  46,093             28,892
                                                                       -----------        -----------
         Total current assets                                            1,747,623          1,980,800

Property and equipment, net                                                861,521            928,079
Patents, net                                                               177,150            147,296
Interest receivable from related parties                                   215,463            170,151
                                                                       -----------        -----------

         Total assets                                                  $ 3,001,757        $ 3,226,326
                                                                       ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of note payable                                   $        --        $    15,816
     Current portion of capital lease obligation                               593              1,234
     Accounts payable and accrued expenses                                 503,951            707,781
     Accounts payable to related parties                                     1,261              5,381
                                                                       -----------        -----------
         Total current liabilities                                         505,805            730,212

Note payable                                                                    --             62,174
Long-term portion of capital lease obligation                                   --              5,491
                                                                       -----------        -----------
         Total liabilities                                                 505,805            797,877
                                                                       -----------        -----------

Commitments and contingencies (Note 11)
Shareholders' equity:
     Preferred Stock, $0.001 par value, 10,000,000 shares
         authorized, no shares issued or outstanding in 1998 or
         1997
     Class A Common Stock, $0.01 par value, 30,000,000 shares
         authorized, 5,006,781 and 5,006,681 shares issued and
         outstanding, respectively, in 1998 and 1997                        50,068             50,068
     Class B Common Stock, $0.001 par value, 1,200,000 shares
         authorized, no shares issued or outstanding in 1998 or
         1997
     Additional paid-in capital                                          5,294,633          5,294,633
     Treasury stock, at cost                                                  (313)              (313)
     Accumulated deficit                                                (2,848,436)        (2,915,939)
                                                                       -----------        -----------
         Total shareholders' equity                                      2,495,952          2,428,449
                                                                       -----------        -----------

         Total liabilities and shareholders' equity                    $ 3,001,757        $ 3,226,326
                                                                       ===========        ===========


    The accompanying notes are an integral part of the financial statements

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                                             FOR THE YEAR ENDED
                                                                                DECEMBER 31,

                                                                          1998               1997
                                                                       -----------        -----------

Net sales                                                              $ 5,877,974        $ 5,459,846

Cost of sales                                                            2,536,880          2,684,130
                                                                       -----------        -----------
Gross profit                                                             3,341,094          2,775,716

Operating costs and expenses:

         Selling, marketing, general and administrative expenses         2,912,453          2,961,009

         Research and development expenses                                 424,335            461,470
                                                                       -----------        -----------
                  Total operating expenses                               3,336,788          3,422,479
                                                                       -----------        -----------
                  Operating income (loss)                                    4,306           (646,763)

Other income (expense):

         Interest income                                                    68,271             83,222

         Interest expense                                                   (5,074)            (8,467)
                                                                       -----------        -----------
                  Total other income (expense)                              63,197             74,755
                                                                       -----------        -----------
Net income (loss)                                                      $    67,503        $  (572,008)
                                                                       ===========        ===========


         Earnings (loss) per share - basic                             $      0.01        $     (0.11)
                                                                       -----------        -----------
         Earnings (loss) per share - diluted                           $      0.01        $     (0.11)
                                                                       -----------        -----------

         Weighted average shares outstanding
                  - basic                                                5,006,681          5,005,081

         Weighted average shares outstanding
                  - diluted                                              5,086,409          5,005,081



    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                           CLASS A              ADDITIONAL
                                        COMMON STOCK              PAID-IN       TREASURY       ACCUMULATED
                                   SHARES          AMOUNT         CAPITAL         STOCK          DEFICIT          TOTAL
                                -----------     -----------     -----------    -----------     -----------     -----------

Balance at December 31, 1996      4,999,848     $    50,000     $ 5,293,420           (313)    $(2,343,931)    $ 2,999,176

Issuance of Stock                     6,833              68           1,213                                          1,281

Net loss                                                                                          (572,008)       (572,008)
                                -----------     -----------     -----------    -----------     -----------     -----------

Balance at December 31, 1997      5,006,681          50,068       5,294,633           (313)     (2,915,939)      2,428,449

Issuance of Stock

Net Income                                                                                          67,503          67,503
                                -----------     -----------     -----------    -----------     -----------     -----------

Balance at December 31, 1998      5,006,681     $    50,068     $ 5,294,633           (313)    $(2,848,436)    $ 2,495,952
                                ===========     ===========     ===========    ===========     ===========     ===========

   The above Class A Common Stock and Additional Paid-in Capital have been reduced by $906,263 to reflect stock notes receivable (see Note - 2).



    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                                    FOR THE YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                  1998             1997
                                                                               ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $  67,503        $(572,008)
         Adjustments to reconcile net income (loss) to net cash provided
              (used) by operating activities:
         Depreciation and amortization                                           287,032          210,662
         (Increase) decrease in accounts receivable                              (29,317)          58,385
         Decrease in costs and estimated losses in excess of billings on
              uncompleted contracts                                                7,155           73,166
         Increase in inventory                                                   (13,531)        (319,443)
         (Increase) decrease in other current assets                             (17,201)           8,245
         Increase in interest receivable from related parties                    (45,312)         (45,312)
         (Decrease) increase in accounts payable and accrued expenses           (207,950)         260,161
                                                                               ---------        ---------

                  Net cash provided (used) by operating activities                48,379         (326,144)
                                                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments                                           99,208          429,208
     Purchase of fixed assets                                                   (207,783)        (149,739)
     Purchase of patent rights and related expenditures                          (42,545)         (58,056)
                                                                               ---------        ---------

                  Net cash provided (used) by investing activities              (151,120)         221,413
                                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock                                                                --            1,281
     Proceeds from issuance of note payable                                           --           80,000
     Payment on note payable                                                     (77,990)          (2,010)
     Payment on capital lease obligation                                          (6,132)          (5,582)
                                                                               ---------        ---------

                  Net cash provided (used) by financing activities               (84,122)          73,689
                                                                               ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (186,863)         (31,042)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   710,778          741,820
                                                                               ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 523,915        $ 710,778
                                                                               =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash used for interest payments was $5,074 in 1998 and $8,467 in 1997. The Company paid no income taxes in 1998 or 1997.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company reclassified inventory of $78,177 and $192,202 to fixed assets in 1998 and 1997, respectively.



    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Kyzen Corporation ("Kyzen" or the "Company") was incorporated under the laws of the State of Utah on March 9, 1990. Kyzen was formed to develop environmentally safe chemical solutions to replace ozone-depleting chlorinated solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Sales of such equipment totaled 3% of net sales in 1998 and 8% of net sales in 1997. Typically these products are sold as separate items and are integrated into a cleaning process by the customer, or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one reportable business segment. Sales to customers outside the United States totaled $807,680 in 1998 and $743,141 in 1997, representing approximately 14% of 1998 and 1997 net sales, in each year. No individual customer or foreign country accounted for more than 10% of the Company's revenues in 1998 or 1997.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers securities with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

By Company policy, short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. government and its agencies and other short-term investment funds. The Company has classified all of its investments in debt and equity securities as trading securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities." In accordance with SFAS No. 115, the Company records its investments at fair value and recognizes unrealized holding gains and losses in earnings. Unrealized gains and losses recognized in earnings during 1997 were not significant. There were no short-term investments outstanding at December 31, 1998.

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

REVENUE RECOGNITION

Revenue from chemical products or services is recognized based upon shipment of products or performance of services. Revenues and profits for certain equipment contracts are recorded using the percentage of completion method based on the product type, contract size and duration of the time to completion. The percentage of completion is determined by relating the actual costs of work performed to date to the current estimated total cost of the respective contracts. Revenues and profits on all other contracts are recorded as shipment is made. If estimated total costs on any of these contracts indicate a loss, the entire amount of the estimated loss is recognized immediately. Costs reduced by estimated losses in excess of billings on uncompleted contracts, as reflected on the accompanying balance sheet, represent revenues recognized in excess of amounts billed.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying values of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company's note payable at December 31, 1997 was not significantly different than its carrying amount based upon the interest rate environment at such date.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

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

PATENT COSTS

Patent costs, including the purchase of patent rights (Note 11) and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization was $65,372 and $52,681 at December 31, 1998 and 1997, respectively.

IMPAIRMENT OF VALUE

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows before consideration of interest expense. As of December 31, 1998 and 1997, the Company determined its long-lived assets were not impaired.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

ADVERTISING COSTS

Costs incurred for producing and communicating advertising are expensed in the period incurred and totaled $173,506 in 1998 and $203,895 in 1997.

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

EARNINGS PER SHARE

Effective December 31, 1997, SFAS No. 128, "Earnings per Share" requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding, including the dilutive effects of common stock options using the treasury stock method of 79,728 in 1998. Because the Company incurred a net loss in 1997, the effect of common stock options were not included in the computation of diluted earnings per share as such effect was anti-dilutive.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by the Company on January 1, 1998. SFAS No. 130 requires presentation of comprehensive income and its components in the financial statements. The Company did not have any other components of comprehensive income other than net income in 1998 and 1997.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

NOTE 2  -  NOTES RECEIVABLE

Certain key executives and former employees of the Company exercised stock options during 1994 by issuing to the Company non-recourse promissory notes. The notes bear interest at 5% per year and are secured by the Company's stock held by such employees. Both principal and interest are due January 2000. The non-recourse notes receivable balance of $906,263 at December 31, 1998 and 1997 has been reflected as a reduction of shareholders' equity. Interest receivable on the notes of $215,463 and $170,151 at December 31, 1998 and 1997, respectively, is included in non-current assets.

NOTE 3  -  COSTS AND ESTIMATED LOSSES IN EXCESS OF BILLINGS ON UNCOMPLETED
CONTRACTS

Costs and estimated losses incurred on uncompleted contracts incorporate the following:

                                                                           DECEMBER 31,
                                                                               1997
                                                                           ------------
Costs incurred on uncompleted contracts                                    $    325,219
Estimated losses                                                                (11,182)
                                                                           ------------
                                                                                314,037
Less:  Billings to date                                                         306,882
                                                                           ------------
Costs and estimated losses in excess of billings on
uncompleted contracts                                                      $      7,155
                                                                           ============

     There were no uncompleted contracts in 1998.

NOTE 4  -  INVENTORY

Inventory consists of the following:

                                                                      DECEMBER 31,
                                                                  1998           1997
                                                                --------       --------
Raw materials                                                   $194,242       $206,811
Work in process                                                    1,705         78,813
Finished goods                                                   149,951         46,743
                                                                --------       --------
                                                                $345,898       $332,367
                                                                ========       ========

NOTE 5  -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                    DECEMBER 31,
                                                                1998           1997
                                                             -----------    -----------
Manufacturing equipment                                      $   611,892    $   595,234
Office furniture and fixtures                                    339,902        333,931
Demonstration equipment                                          410,166        327,112
Leasehold improvements                                           267,014        164,914
                                                             -----------    -----------
                                                               1,628,974      1,421,191
Less-accumulated depreciation                                   (767,453)      (493,112)
                                                             -----------    -----------

                                                             $   861,521    $   928,079
                                                             ===========    ===========

Assets under capital lease amounted to $17,008 at December 31, 1998 and 1997, respectively. Depreciation expense totaled $287,032 in 1998 and $200,658 in 1997. Included in depreciation expense in 1998 and 1997 was $2,430 and $2,706, respectively, related to the amortization of assets under capital lease.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

NOTE 6  -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                DECEMBER 31,
                                           1998              1997
                                         --------          --------
Accounts payable                         $362,602          $623,626
Salaries, wages and commissions            22,891            75,076
Deferred revenue                               --             3,365
Accrued expenses                          118,458             5,714
                                         --------          --------

                                         $503,951          $707,781
                                         ========          ========

NOTE 7  -  NOTES PAYABLE

CAPITAL LEASE AND CREDIT FACILITY OBLIGATIONS

In April 1997, the Company obtained a line of credit from a commercial bank in the amount of $500,000 secured by the Company's accounts receivable and cash balance (the "Credit Facility"). On November 13, 1997, the Credit Facility was reduced to $420,000 and the Company obtained a term loan of $80,000 for the financing of certain improvements to the Company's offices, laboratories and demonstration facilities (the "Term Loan"). The Term Loan had a stated rate of interest of 10% and required monthly interest and principal payments of $2,039 through December 2001. In April 1998, the Company repaid the outstanding balance and terminated the Term Loan.

Due to its operating loss, the Company was in violation of certain of its financial debt covenants under the Credit Facility during 1997 and received waivers of these covenants from its lender. On April 12, 1998, the Company terminated the Credit Facility and the lender released all security agreements thereunder. The Company paid no fees related to this facility during 1998 or 1997.

In addition, the Company has a capital lease obligation of $593 included in its current liabilities at December 31, 1998.

NOTE 8  -  CAPITAL STOCK

COMMON STOCK

The Company's authorized common stock is comprised of two classes, Class A and Class B. The latter class provided redemption and/or other rights not available to Class A common shareholders. The Company has 30,000,000 shares of $0.01 par value Class A Common Stock authorized and 1,200,000 shares of $0.001 par value Class B Common Stock authorized.

WARRANTS

In conjunction with its initial public offering in 1995, the Company issued warrants to purchase 1,650,000 shares of Class A Common Stock at an exercise price of $5.00 per share. The warrants are exercisable from February 4, 1996 through August 4, 2000. The warrants are subject to redemption by the Company at $0.05 per warrant at any time on thirty days prior written notice, provided that the closing price or the closing bid quotation for the Class A Common Stock has equaled or exceeded $7.50 for ten trading days. All warrants remained outstanding at December 31, 1998.

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to establish the terms and rights of the preferred stock.

As of December 31, 1998 and 1997 there were no preferred shares issued or outstanding.

STOCK OPTIONS

The Company has an incentive stock option plan. Under this plan, officers, directors and other key employees may be granted options, each of which allows for the purchase of shares of the Company's Class A Common Stock. The per share price of the options granted under the plan is equal to the estimated fair value of the Class A Common Stock on such date as determined by the Board of Directors, except for options granted to 10% or greater

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

shareholders for which the per share price is 110% of the estimated fair value. The Company has reserved 600,000 shares of Class A Common Stock for issuance upon exercise of the options. The stock options have terms of 5 to 10 years from the date of the grant and vest ratably over a three-year period, except for options granted to directors, which vest immediately upon grant. The Company also granted options to purchase 106,666 shares of the Company's Class A Common Stock to three employees under a prior non-qualified plan. Options to purchase 93,333 shares under this prior non-qualified plan remained outstanding at December 31, 1998.

In accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation costs. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                                          1998                     1997
                                                                  ------------------       ------------------

     Net income (loss), reported                                  $           67,503       $         (572,008)
     Net loss, pro forma                                                    (124,622)                (749,902)
     Net income (loss), per share reported (basic and diluted)                  0.01                    (0.11)
     Net loss per share, pro forma (basic and diluted)                         (0.03)                   (0.15)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

                                                                          1998                    1997
                                                                 ---------------------    ---------------------

     Expected dividend yield                                               0%                      0%
     Expected stock price volatility                                      75%                     76%
     Risk-free interest rate                                             6.2%                    6.4%
     Expected life of options                                         5-10 years               10 years

The weighted average fair value at date of grant for options granted during 1998 and 1997 was $1.18 and $1.54 per option, respectively.

Stock option transactions were as follows:

                                                        WEIGHTED AVERAGE
                                     NUMBER OF SHARES    EXERCISE PRICE
                                     ----------------   ----------------

OUTSTANDING, DECEMBER 31, 1996           579,500           $   2.61
Granted                                   44,900               1.84
Exercised                                 (6,833)              0.19
Forfeited                               (109,184)              2.89
                                        --------           --------

OUTSTANDING, DECEMBER 31, 1997           508,383           $   2.51
Granted                                   91,100               1.49
Exercised                                     --                 --
Forfeited                                (35,333)          $   3.17
                                        --------           --------

OUTSTANDING, DECEMBER 31, 1998           564,150           $   2.30
                                        ========           ========

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
----------------------------------------------------------------------------     -------------------------------
   RANGE OF                            WEIGHTED AVERAGE          WEIGHTED                            WEIGHTED
   EXERCISE              NUMBER           REMAINING              AVERAGE              NUMBER         AVERAGE
    PRICES            OUTSTANDING      CONTRACTUAL LIFE       EXERCISE PRICE       EXERCISABLE    EXERCISE PRICE
                                           (YEARS)
----------------------------------------------------------------------------     -------------------------------

  $       0.19              93,333           3.4                  $0.19                 93,333        $0.19
   1.25 - 1.86             132,700           8.6                   1.60                 59,200         1.57
   2.81 - 3.99             337,617           4.9                   3.16                309,300         3.11
          4.50                 500           5.0                   4.50                    500         4.50
                    --------------                                               -------------
                           564,150                                                     462,333
                    ==============                                               =============

NOTE 9  -  RETIREMENT PLAN

The Company implemented the Kyzen Corporation 401(k) Retirement Plan (the "Plan") in 1997. Following initial enrollment, employees become eligible to participate in the plan after 90 days of their initial employment. Employees may contribute as little as 1% or up to 20% of their salary to the Plan. The Company pays all expenses of the Plan and matches employee contributions on a discretionary basis in such amounts as are determined by the Company's Board of Directors. Matches of employee contributions are available to the employee based on a 6 year vesting schedule that is prorated at different percentages for each year vested. The Company did not match or make other contributions to this Plan during 1998 nor 1997. The Plan expense for 1998 and 1997 was $3,334 and $1,771 respectively.

NOTE 10  -  INCOME TAXES

The Company did not record a provision for income taxes in 1998 due to the availability of net operating loss carryforwards to offset taxable income and in 1997 due to the Company's net loss. A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                                                DECEMBER 31,
                                                                         1998                1997
                                                                       ---------           ---------

Income tax provision at statutory rate                                 $  22,951           $(194,483)
State income taxes, net of federal tax provision                           1,738             (14,723)
Research and development credit, net of federal tax provision            (20,308)            (27,504)
Non-deductible expenses                                                   10,574              10,640
Other                                                                    (11,890)                 --
Change in valuation allowance                                             (3,065)            226,070
                                                                       ---------           ---------

Total income tax provision                                             $      --           $      --
                                                                       =========           =========

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

Significant components of the Company's deferred tax assets at December 31, 1998 and 1997 are as follows:

                                                                         DECEMBER 31,
                                                                  1998                1997
                                                                ---------           ---------
Net operating loss carryforwards                                $ 756,629           $ 801,672
Research and development credits                                  134,593             102,562
Other                                                              21,841              11,894
                                                                ---------           ---------

Deferred tax assets                                               913,063             916,128
Valuation allowance                                              (913,063)           (916,128)
                                                                ---------           ---------

Net deferred tax assets                                         $      --           $      --
                                                                =========           =========

At December 31, 1998, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $2,067,000. The Company has provided a valuation allowance for the entire balance of its deferred tax assets, including its net operating loss carryforwards, due to the uncertainty of future realization.

NOTE 11  -  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company conducts its operations from facilities under two operating lease agreements. The lease for the New Hampshire facility terminates in May 2000 with an option to renew for one year, and the Tennessee facility lease terminates in February 2001 with an option to renew for two years. As of December 31, 1998, future annual rental payments are summarized as follows:

               1999                       $129,958
               2000                        110,550
               2001                          8,000

Total rent expense was $132,882 in 1998 and $163,434 in 1997. Included in rent expense for 1998 and 1997 is approximately $96,536 and $92,198, respectively, of rent paid to a shareholder.

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


The Company is also required to pay royalties to Bix (a shareholder). Royalties are based on 2% of revenues related to the patented chemistry, and amounted to $46,675 and $71,925 in 1998 and 1997, respectively. The Company is currently settling its royalty obligation through consulting services performed by the Company.

NOTE 12  -  RELATED PARTY TRANSACTIONS

The Company purchased approximately $188,000 and $141,000 of advertising, investor relations, rent and transportation services from shareholders 1998 and 1997, respectively.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II  (CONTINUED)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April, 9, 1999.

ITEM 10.   EXECUTIVE COMPENSATION

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April, 9, 1999.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April, 9, 1999.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company is required to pay royalties in connection with the Company's acquisition of certain patent rights to Bix Manufacturing Company, a shareholder. Royalties are based on 2% of revenues related to the patented chemistry. The Company is currently satisfying its royalty obligation through consulting services performed by the Company. In 1998 and 1997, $46,675 and $71,925, respectively, was recorded as royalty expense to reflect these transactions. Michael L. Bixenman, a director and officer of the Company is a 10% shareholder of Bix Manufacturing Company.

The Company paid $19,850 and $26,262 in 1998 and 1997 for transportation services from Benco Sales. Benco Sales is owned by Benny Bixenman, who is a shareholder of the Company and the brother of Michael L. Bixenman a director and officer of the Company.

The Company paid approximately $57,193 and $22,540 in 1998 and 1997 for advertising services from Valentino Design. Valentino Design is owned by G.N. Valentino who is a shareholder of the Company.

Total rent expense was $132,882 in 1998 and $163,434 in 1997. Included in the rent expense for 1998 and 1997 is approximately $96,536 and $92,198, respectively, of rent paid to Charles Hawkins Company who's pension plan is a shareholder.

The Company paid $14,633 in 1998 for investor relations and consulting services from John A. Davis III. Mr. Davis is a director of the Company.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------

     Exhibit 3.1           Registrant's Amended and Restated Articles of Incorporation, as amended
     Exhibit 3.2           Bylaws of Registrant (1)
     Exhibit 4.1           Specimen of Class A Common Stock Certificate (1)
     Exhibit 4.2           Specimen of Warrant Certificate (1)
     Exhibit 10.1          Lease Agreement, dated June 11, 1993 between Harding Business Park, a Partnership and
                           Registrant, for Registrant's headquarters and chemical manufacturing facilities. (1)
     Exhibit 10.3          Employee Agreements dated January 1, 1994 with officers and key employees of
                           Registrant: (1)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit 10.4          1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and
                           Exercise Notice and Agreement (1)
     Exhibit 10.5          First Amendment to the 1994 Employee Stock Option Plan* (1)
     Exhibit 10.6          Loan Agreements and 5% Promissory Notes between officers and key employees and
                           Registrant: (1)
                                    (a)      Kyle J. Doyel*

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III  (CONTINUED)

                                    (b)      Michael L. Bixenman*
                                    (c)      James J. Andrus
                                    (d)      Benjamin D. Wolfley*
                                    (e)      Thomas M. Forsythe*
     Exhibit 10.7          Purchase Agreement, dated May 1, 1990 between Bix Manufacturing Company, Inc. and
                           Registrant (1)
     Exhibit 10.8          Technology Exchange Agreement, dated December 17, 1993 between Bix Manufacturing
                           Company, Inc. and Registrant (1)
     Exhibit 10.20         Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust
                           Company (1)
     Exhibit 10.21         Reassignment of Patents to Bix Manufacturing Company, Inc. (1)
     Exhibit 10.23         Employment Agreement dated January 1, 1997 with Thomas J. Herrmann (2)
     Exhibit 10.24         Lease Agreement, dated April 25, 1995 between Five-Forty North Associates a
                           Partnership and the Registrant, for Registrant's offices, demonstration facility, and equipment manufacturing facilities (2)
     Exhibit 10.25         Amended Lease Agreement, dated December 30, 1997 between Five-Forty North Associates a
                           Partnership and the Registrant, for Registrant's offices, demonstration facility, and equipment manufacturing facilities (2)
     Exhibit 10.29         Amended Lease Agreement, dated April 1, 1998 between Harding Business Park, a
                           Partnership, and the Company, for the Company's Nashville, TN headquarters and chemical manufacturing facilities (3)
     Exhibit 10.30         Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American
                           Stock Transfer & Trust (4)
     Exhibit 21.1          Subsidiaries of the Company
     Exhibit 23.1          Consent of PricewaterhouseCoopers LLP
     Exhibit 27.1          Financial Data Schedule (for SEC Use Only)

                  * Indicates a management contract or compensation plan or
                    arrangement.
         (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
         (2) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (3) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (4) Filed as an exhibit to the Company's filing on Form 8-A dated January 15, 1999 previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)


(b)  Reports on Form 8-K

     During the fourth quarter of 1998 the Company filed no reports on Form 8-K.



                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                        Kyzen Corporation
            -----------------------------------------------------------------------------------------------
By       /s/  Michael L. Bixenman
  ---------------------------------------------------------------------------------------------------------

Date       March 15, 1999             Michael  L. Bixenman, Chairman, Vice President, Director
      ------------------------------

By       /s/  Kyle J. Doyel
  ---------------------------------------------------------------------------------------------------------

Date       March 15, 1999             Kyle J. Doyel, President, CEO (Principal Executive Officer), Director
    --------------------------------

By       /s/  Thomas M. Forsythe
  ---------------------------------------------------------------------------------------------------------

Date       March 15, 1999             Thomas M. Forsythe, Vice President, Treasurer (Principal Accounting
     -------------------------------
                                      Officer), Director

By       /s/  Thomas J. Herrmann
  ---------------------------------------------------------------------------------------------------------

Date       March 15, 1999             Thomas J. Herrmann, Vice President, Secretary
     -------------------------------

By       /s/  John A. Davis III
  ---------------------------------------------------------------------------------------------------------

Date       March 15, 1999             John A. Davis, III, Director
     -------------------------------

By       /s/  James A. Gordon
  ---------------------------------------------------------------------------------------------------------

Date       March 15, 1999             James A. Gordon, Director
     -------------------------------

By       /s/  Larry A. Lofgreen
  ---------------------------------------------------------------------------------------------------------

Date       March 15, 1999             Larry A. Lofgreen, Director
     -------------------------------

By       /s/  Janet Korte Baker
  ---------------------------------------------------------------------------------------------------------

Date       March 15, 1999             Janet Korte Baker, Director
     --------------------

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III  (CONTINUED)

                           EXHIBIT INDEX AND EXHIBITS

     EXHIBIT NO.                  DESCRIPTION
     -----------                  -----------

     Exhibit 3.1           Registrant's Amended and Restated Articles of Incorporation, as amended
     Exhibit 3.2           Bylaws of Registrant (1)
     Exhibit 4.1           Specimen of Class A Common Stock Certificate (1)
     Exhibit 4.2           Specimen of Warrant Certificate (1)
     Exhibit 10.1          Lease Agreement, dated June 11, 1993 between Harding Business Park, a Partnership and
                                 Registrant, for Registrant's headquarters and chemical manufacturing facilities. (1)
     Exhibit 10.3          Employee Agreements dated January 1, 1994 with officers and key employees of Registrant:(1)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit 10.4          1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and Exercise
                                 Notice and Agreement (1)
     Exhibit 10.5          First Amendment to the 1994 Employee Stock Option Plan* (1)
     Exhibit 10.6          Loan Agreements and 5% Promissory Notes between officers and key employees and Registrant: (1)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      James J. Andrus
                                    (d)      Benjamin D. Wolfley*
                                    (e)      Thomas M. Forsythe*
     Exhibit 10.7          Purchase Agreement, dated May 1, 1990 between Bix Manufacturing Company, Inc. and
                                 Registrant (1)
     Exhibit 10.8          Technology Exchange Agreement, dated December 17, 1993 between Bix Manufacturing
                                 Company, Inc. and Registrant (1)
     Exhibit 10.20         Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust Company (1)
     Exhibit 10.21         Reassignment of Patents to Bix Manufacturing Company, Inc. (1)
     Exhibit 10.23         Employment Agreement dated January 1, 1997 with Thomas J. Herrmann (2)
     Exhibit 10.24         Lease Agreement, dated April 25, 1995 between Five-Forty North Associates a Partnership and the Registrant, for Registrant's offices, demonstration facility, and equipment manufacturing facilities (2)
     Exhibit 10.25         Amended Lease Agreement, dated December 30, 1997 between Five-Forty North Associates a
                                 Partnership and the Registrant, for Registrant's offices, demonstration facility, and equipment manufacturing facilities (2)
     Exhibit 10.29         Amended Lease Agreement, dated April 1, 1998 between Harding Business Park, a Partnership, and the Company, for the Company's Nashville, TN headquarters and chemical manufacturing facilities (3)
     Exhibit 10.30         Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock
                                 Transfer & Trust (4)
     Exhibit 21.1          Subsidiaries of the Company
     Exhibit 23.1          Consent of PricewaterhouseCoopers LLP
     Exhibit 27.1          Financial Data Schedule (for SEC Use Only)

                  * Indicates a management contract or compensation plan or
                    arrangement.
         (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
         (2) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (3) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (4) Filed as an exhibit to the Company's filing on Form 8-A dated January 15, 1999 previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.