Form 10QSB
period 1999-03-31
KYZEN CORP
filed 1999-05-11
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                         FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended                 March 31, 1999
                                ------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                        0-26434
                       ---------------------------------------------------------


                                Kyzen Corporation
--------------------------------------------------------------------------------
                   (Exact name of the small business issuer as
                            specified in its charter)

            Utah                                                87-0475115
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

430 Harding Industrial Drive,
      Nashville, TN                   37211               (615) 831-0888
--------------------------------------------------------------------------------
    (Address of principal           (Zip Code)       (Issuer's telephone number)
      executive offices)


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

   State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           5,006,681 shares of Class A Common Stock, $0.01 par value, outstanding as of April 20, 1999
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):   [ ] Yes [ X ] No

INDEX

                                                                                                 Page No.
                                                                                                 --------

Part I   Financial Information

         Item 1. Financial Statements:

                           Balance Sheet as of March 31, 1999 (unaudited) and
                            December 31, 1998 (audited)                                               3

                           Statement of Operations for the three months ended
                            March  31, 1999 (unaudited) and 1998 (unaudited)                          4

                           Statement of Cash Flows for the three months ended
                            March 31,  1999 (unaudited) and 1998 (unaudited)                          5

                           Notes to Unaudited Financial Statements                                    6

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of  Operations                                                        8

Part II  Other Information

       Item 1.    Legal Proceedings                                                                  12

       Item 2.    Changes in Securities and Use of Proceeds                                          12

       Item 3.    Defaults Upon Senior Securities                                                    12

       Item 4.    Submission of Matters to a Vote of Security Holders                                12

       Item 5.    Other Information                                                                  12

       Item 6.    Exhibits and Reports on Form 8-K                                                   12

KYZEN CORPORATION
--------------------------------------------------------------------------------
BALANCE SHEET

ITEM 1.    FINANCIAL STATEMENTS

                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         1999               1998
                                                                                      -----------        -----------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                        $   534,550        $   523,915
     Accounts receivable, net of allowance for doubtful accounts
         of $9,345 in 1999 and $8,160 in 1998                                             938,070            831,717
     Inventory                                                                            362,824            345,898
     Other current assets                                                                  36,056             46,093
                                                                                      -----------        -----------
         Total current assets                                                           1,871,500          1,747,623

Property and equipment, net                                                               832,937            861,521
Patents, net                                                                              191,424            177,150
Interest receivable from related parties, net                                             128,282            215,463
                                                                                      -----------        -----------
         Total assets                                                                 $ 3,024,143        $ 3,001,757
                                                                                      ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations                                     $       593        $       593
     Accounts payable and accrued expenses                                                546,660            503,951
     Accounts payable to related parties                                                    3,800              1,261
                                                                                      -----------        -----------
         Total current liabilities                                                        551,053            505,805

Mandatorily redeemable Class B Common Stock, $0.001 par value, 1,500,000 shares authorized, no shares issued or outstanding at March 31, 1999 or December
     31, 1998

Mandatorily redeemable Class C Common Stock, $0.001 par value, 1,000,000 shares authorized, no shares issued or outstanding at March 31, 1999 or December
     31, 1998

Shareholders' equity:

     Preferred Stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 1999 or December 31, 1998
     Class A Common Stock, $0.01 par value, 30,000,000 shares authorized,
         5,006,781 shares issued and 5,006,681 shares outstanding at March 31,
         1999 and at December 31, 1998                                                     50,068             50,068
     Additional paid-in capital                                                         5,294,633          5,294,633
     Treasury stock, at cost                                                                 (313)              (313)
     Accumulated deficit                                                               (2,871,298)        (2,848,436)
                                                                                      -----------        -----------
         Total shareholders' equity                                                     2,473,090          2,495,952
                                                                                      -----------        -----------
         Total liabilities and shareholders' equity                                    $3,024,143        $ 3,001,757
                                                                                      ===========        ===========



    The accompanying notes are an integral part of these financial statements
-------------------------------------------------------------------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,

                                                                               1999                   1998
                                                                            ----------             ----------
                                                                                       (UNAUDITED)
Net sales                                                                   $1,604,094             $1,427,190

Cost of sales                                                                  673,371                616,026
                                                                            ----------             ----------

Gross profit                                                                   930,723                811,164

Operating costs and expenses:

         Selling, marketing, general and administrative                        767,414                737,994

         Research and development expenses                                     103,765                108,013
                                                                            ----------             ----------

                  Total operating expenses                                     871,179                846,007
                                                                            ----------             ----------

                  Operating income (loss)                                       59,544                (34,843)


Other income (expense)                                                         (82,406)                14,693
                                                                            ----------             ----------


Net loss                                                                    $  (22,862)            $  (20,150)
                                                                            ==========             ==========


         Earnings per share - basic and diluted                             $    (0.00)            $    (0.00)

         Weighted average shares outstanding - basic and diluted             5,006,681              5,006,681



    The accompanying notes are an integral part of these financial statements
-------------------------------------------------------------------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,

                                                                                      1999                 1998
                                                                                    --------             --------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $(22,862)            $(20,150)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                69,590               55,743
         Increase in accounts receivable                                            (106,353)             (80,577)
         Decrease in costs and estimated losses in excess of billings on
             uncompleted contracts                                                        --                2,626
         Increase in inventory                                                       (16,926)              (2,722)
         Decrease (increase) in other current assets                                  10,037               (5,942)
         Decrease (increase) in interest receivable from related parties              87,181               (7,552)
         Increase (decrease) in accounts payable and accrued expenses                 45,248             (120,526)
                                                                                    --------             --------
                  Net cash provided (used) by operating activities                    65,915             (179,100)
                                                                                    --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments                                                   --               99,208
     Purchase of fixed assets                                                        (37,241)            (158,086)
     Purchase of patent rights and related expenditures                              (18,039)              (7,996)
                                                                                    --------             --------
                  Net cash used by investing activities                              (55,280)             (66,874)
                                                                                    --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on note payable                                                              --               (5,483)
                                                                                    --------             --------
                  Net cash used by financing activities                                   --               (5,483)
                                                                                    --------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  10,635             (251,457)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     523,915              710,778
                                                                                    --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $534,550             $459,321
                                                                                    ========             ========


SUPPLEMENTAL CASH FLOW INFORMATION:

There was no cash used for interest payments for the three months ended March 31,1999 and $1,975 for the three months ended March 31, 1998. The Company paid no income taxes for the three months ended March 31, 1999 or the three months ended March 31, 1998.



    The accompanying notes are an integral part of these financial statements
-------------------------------------------------------------------------------

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 BASIS OF PRESENTATION

BACKGROUND

Kyzen(R) Corporation ("Kyzen" or the "Company') was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufacturers and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Sales of such equipment totaled 3% of net sales in both the three months ended March 31, 1999 and the three months ended March 31, 1998. Typically these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one reportable segment. Net sales to customers outside the United States totaled $181,516 or 11% of net sales in the three months ended March 31, 1999 and $123,254 or 9% of net sales in the three months ended March 31, 1998. No one customer or non-US country accounted for more than 10% of net sales during the periods presented.

INTERIM FINANCIAL STATEMENTS

The interim balance sheet at March 31, 1999 and the interim statements of operations and of cash flows for three months ended March 31, 1999 and 1998 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted, although management believes that the disclosures herein are adequate to make information presented not misleading. Management believes that the unaudited interim financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-KSB dated March 15, 1999. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

EARNINGS PER SHARE

In accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), the Company calculates basic earnings per share as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using the "if converted method" for convertible securities and the treasury stock method for options and warrants as prescribed by Accounting Principles Board Opinion No. 15. SFAS No. 128 has been applied to periods presented.

SFAS No. 128 requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted earnings per share. Based upon the Company's capital structure throughout the three months ended March 31, 1999 and 1998 and the Company's net losses for such periods, there are no differences in the amounts used in the numerators and denominators for purposes of calculating basic and diluted earnings per share. As a result, basic and diluted earnings per share are equivalent for each of the periods presented.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") on January 1, 1998. This Statement requires the presentation of comprehensive income and its components in the financial statements. The Company did not have any components of comprehensive income other than its net loss during the periods presented.

INCOME TAXES

No benefit for income taxes is recorded for the periods presented as the Company has significant net operating loss carryforwards and future realization is uncertain.

KYZEN CORPORATION
-------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 2 INVENTORY

         The following table details the components of inventory:

                                     MARCH 31,          DECEMBER 31,
                                       1999                1998
                                     --------            --------
                                   (unaudited)

          Raw Materials              $228,643            $194,242
          Work in process               1,705               1,705
          Finished goods              132,476             149,951
                                     --------            --------
          Total Inventory            $362,824            $345,898
                                     ========            ========

NOTE 3     SHAREHOLDER RIGHTS PLAN

In January 1999, the Board of Directors of the Company adopted a Shareholder Rights Plan (the "Plan"). Under the terms of the Plan, the Company declared a dividend of preferred stock purchase rights (the "Rights") which generally become exercisable upon the earlier of ten days following a public announcement that a person or group has acquired 15% or more of the Company's Class A Common Stock or ten days following the announcement of a tender offer which would result in a person or group acquiring 15% or more of the Company's Class A Common Stock. The Rights entitle the registered holder of one share of Class A Common Stock to purchase from the Company one one-hundredth of a share of $0.01 par value Series A Junior Participating Preferred Stock of the Company at a purchase price of $5.00 per Right (the "Purchase Price"), subject to certain adjustments. The Rights expire at the close of business on January 15, 2009 unless earlier redeemed or extended by the Company.

Under certain circumstances, the Plan allows each holder of Class A Common Stock, other than the acquiring person or group, to receive upon exercise the number of shares of Class A Common Stock having a value equal to two times the Purchase Price.

NOTE 4     SUBSEQUENT EVENTS

On April 28, 1999, shareholders of the Company approved among other things, the redomestication of the Company from Utah to Tennessee and the amendment of the Company's articles of incorporation. The amended articles of incorporation authorize the issuance of not more than 40,000,000 shares of $0.01 par value Common Stock, and 10,000,000 shares of $0.01 par value Preferred Stock including up to 100,000 shares of $0.01 par value Series A Junior Participating Preferred Stock. The capital structure of the Company provided for in the amended articles of incorporation has not been reflected in the Company's balance sheet as of March 31, 1999.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Net sales for the quarter ended March 31, 1999 from all business activities increased approximately 12% or $176,904 to $1,604,094. This increase is due to increased sales volume of the Company's chemical cleaning products to existing customers, sales to new customers who are converting to the Company's products and introduction of new products in new market niches. This increase was offset by the loss of a customer that closed its production facility, which had represented 5% of net sales for the quarter ended March 31, 1998 and no sales for the quarter ended March 31, 1999.

Gross profit for the quarter ended March 31, 1999 increased 15% or $119,559 to $930,723, as compared to $811,164 in the first quarter of 1998. This increase is attributable to increased sales volume of the Company's cleaning products, greater efficiencies in production and procurement of raw materials and increasing sales of higher margin chemical products. Gross profit margins from all business activities increased from 57% in the first quarter of 1998 to 58% in the first quarter of 1999, reflecting sales of higher margin chemical products and better economies of scale provided by the larger sales volume of chemical products.

Selling, marketing, general and administrative expenses for the quarter ended March 31, 1999 increased 4% or $29,420 to $767,414 as compared to $737,994 for the quarter ended March 31, 1998. This increase primarily reflects increased spending on corporate items such as the Company's annual report, investor relations and increased legal expenses associated with the Company's adoption of a Shareholder rights plan and redomestication from Utah to Tennessee. The remaining increase reflects increased selling expenses and marketing expenses resulting from the publication of new sales materials, placement of new advertising and attending trade shows.

Research and development expenses for the quarter ended March 31, 1999 decreased 4% or $4,248 to $103,765 from $108,013 for the quarter ended March 31, 1998.
This decrease resulted from the absence in 1999 of certain research and development expenses that were incurred in the first quarter of 1998 related to the purchase of experimental materials and supplies.

Operating income for the quarter ended March 31, 1999 increased 271% or $94,387 to $59,544 from a loss of $34,843 for the quarter ended March 31, 1998. This increase is due primarily to increased chemical product sales, and higher gross margins in the first quarter of 1999 over the first quarter of 1998.

Other expense for the quarter ended March 31, 1999 was $82,406 compared to other income for the quarter ended March 31, 1998 of $14,693. The change was due to management's decision to record a non-cash charge of approximately $88,000 due to collectibility concerns surrounding accrued interest on a note receivable due from certain former employees.

FORWARD-LOOKING STATEMENTS

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers of chemical raw materials; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; the ability of the company to obtain financing or equity capital with favorable terms and conditions; availability of new expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary customers; the failure of the Company's significant suppliers or customers to accommodate the year 2000 century change and the ability of the Company to develop new competitive product lines. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)

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

As of March 31, 1999, the Company had working capital of $1,320,447, compared to $1,241,818 as of December 31, 1998, representing an increase of $78,629 or 6% from 1998. This increase resulted from primarily increased income from operations.

The Company is currently negotiating with several lenders to obtain a credit facility to replace the credit facility terminated by the Company in April 1998. The Company believes that its recently improved operating results should enable the Company to obtain a replacement credit facility by the end of 1999. There can be no assurance, however, that the Company will be able to obtain another credit facility or that, if obtained, it would be on terms favorable to the Company.

Cash provided by operations of $65,915 in the first quarter of 1999 represented a $245,015 or 137% increase over cash used by operations of $179,100 during same period in 1998. This increase resulted from higher operating margins, increases in accounts payable and depreciation as compared to the same period in 1998.

Cash used by investing activities of $55,280 in the quarter ended March 31, 1999 represented a $11,594 or 17% decrease from cash used by investing activities during the quarter ended March 31, 1998 of $66,874. This decrease was due primarily to lower fixed asset purchases in the first quarter of 1999. In 1998, the Company was completing its expansion of facilities in Nashville and using proceeds from short-term investments to pay for a portion of the expansion. This decrease was offset by $10,043 more spent on patents during the quarter ended March 31, 1999 than in the same quarter in 1998.

Cash used by financing activities of $-0- in the quarter ended March 31, 1999 represented a decrease of $5,483 in expenditures of cash used by financing activities of $5,483 during the quarter ended March 31, 1998. This difference was due to the elimination of payments on a term loan that was paid in full during the second quarter of 1998.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through December 31, 1999. The Company's cash requirements in 2000 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of acquisitions, if any, and timing of expansion plans and capital expenditures, if any. In the event the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Further, there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on favorable terms to replace the credit facility terminated by the Company in April 1998. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company continues to investigate potential acquisition candidates that are consistent with the Company's growth strategies, which would create additional financing needs for the Company.

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers to the Company. The Company expects to import up to approximately 30% of its purchases of raw materials from China in 1999. The United States has threatened trade sanctions if China does not increase its efforts to stop piracy and other intellectual property violations. In addition, annual renewal of China's most-favored-nation trading status will be under review by the United States government in 1999. Failure of the United States government to continue to grant most-favored-nation treatment to China could raise duties, thereby increasing the cost of certain of the Company's raw materials. The Company has historically and continues to obtain a portion of these raw materials domestically, and the Company has contingency plans in the event Chinese sources are no longer able to provide these raw materials. There can be no assurance, however, that such developments will not have a material adverse effect on the Company's financial condition and results of operations.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the provisions of SFAS No. 131 effective January 1, 1998. Based upon a review of its operations, management believes that the Company operated in only one reportable segment for the periods presented.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt the provisions of SFAS No. 133 effective January 1, 2000. As the Company has not engaged, and does not plan to engage, in derivative or hedging activities, management anticipates that adoption of SFAS No. 133 will not have an impact on the Company's financial condition or results of operations.

YEAR 2000 READINESS DISCLOSURE

Many computer systems (including application software and operating systems) will not accurately interpret dates after December 31, 1999. The year 2000 century change can directly (in its own computer systems) or indirectly (if its suppliers' and customers' systems are not able to accommodate the year 2000 century change) affect the Company.

The Company is currently evaluating its internal computing, communication and non-computational systems and believes such systems will all accommodate the year 2000 century change. Because of the relatively simple nature of the Company's information systems, management believes any impact on such systems resulting from the year 2000 and beyond will not have a material adverse effect on the Company's financial condition or results of operations. The Company expects to complete its assessment of the Company's systems by the end of the third quarter 1999.

The Company is also in the process of evaluating non-computational systems such as embedded chip technology, microprocessors and specific function chips. Because of the relatively simple nature of the Company's product manufacturing process and products, management believes any impact on such systems and modifications required resulting from the year 2000 and beyond will not have a material adverse effect on the Company's financial condition or results of operations. Management expects to complete its assessment of these systems by the end of the third quarter of 1999.

The Company is also evaluating major vendors and suppliers of goods and services to the Company and its major customers. The Company is currently uncertain as to whether or not all such vendors, suppliers and customers will be able to accommodate the year 2000 century change. Although management believes that the failure of any one vendor, supplier or customer to accommodate the year 2000 century change should not have a material adverse effect on the Company's financial conditions or results of operations, the inability of a significant vendor or supplier, such as a provider of utilities, or a key chemical producer such as a producer of alcohol used in many of the Company's cleaning formulations, to accommodate the year 2000 century change could have a material adverse effect on all customers of such vendor or supplier, including the Company. The failure of a material vendor or supplier to accommodate the century change could cause significant delays in the Company's manufacturing process or the delivery of products to its customers as a result of problems such as inventory shortages and shipping delays. The failure of any material customer to accommodate the century change could cause significant payment delays and could have a material adverse effect on the Company's net sales. At the present time, the Company has no contingency plan to cover such year 2000 century change issues, but management intends to adopt such a plan by the fourth quarter of 1999.

In the quarter ended March 31, 1999, the Company purchased gasoline powered electric generators that are capable of providing electrical power during prolonged electrical outages. The generators will allow the Company to operate its production facility in Nashville for normal production of the Company's products if electricity is disrupted to the Company because of weather or year 2000 compliance issues.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)


The Company estimates it has spent less than $10,000 on its assessment of vendors and suppliers and in its assessment and modification of the Company's systems to accommodate the year 2000 century change. The Company expects future costs for assessment and modification for the year 2000 century change to be insignificant. The Company is currently working to upgrade some of its software used in database management and electronic communications. The Company is making this change based on the need to have better and improved software performance and considers this change not to be driven by year 2000 compliance issues. All vendors of these upgrades have represented to the Company that their products are year 2000 compliant. After installation of these upgrades, which is anticipated to occur by the end of the third quarter in 1999, the Company plans to test them to further verify year 2000 compliance.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART II  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

     On January 15, 1999, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company, as rights agent, in connection with the Company's newly adopted Rights Plan.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------

     Exhibit 10.30 Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock Transfer & Trust Company (1)

     Exhibit 27            Financial Data Schedule.

       (1) Filed as an exhibit to the Company's Form 8-A dated January 15, 1999 previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

 (b) Reports on Form 8-K

     None.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART II  (CONT.)


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KYZEN CORPORATION
--------------------------------------------------------------------------------
                                  (Registrant)

Date     May 10, 1999                 /s/  Kyle J. Doyel
     ------------------------         -----------------------------------------
                                                    (Signature)
                                      Kyle J. Doyel
                                      President and Chief Executive Officer

Date     May 10, 1999                 /s/  Thomas M. Forsythe
     ------------------------         -----------------------------------------
                                                    (Signature)
                                      Thomas M. Forsythe
                                      Treasurer and Chief Accounting Officer

KYZEN CORPORATION
--------------------------------------------------------------------------------
EXHIBITS


                           EXHIBIT INDEX AND EXHIBITS

     EXHIBIT NO.                 DESCRIPTION
     -----------                 -----------

     Exhibit 27            Financial Data Schedule.

     27    Financial Data Schedule