Form 10KSB40/A
period 1998-12-31
KYZEN CORP
filed 1999-06-03
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                         FORM 10-KSB/A

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

         State issuer's revenues for its most recent fiscal year. $5,877,974
                                                                 -----------

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act) $4,392,624 at $1.375 per share on May 27, 1999
    -----------------------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 9, 1999 under the caption "Election of Directors," except as to Thomas J. Herrmann as set forth below.

THOMAS J. HERRMANN has served as Vice President since January 1997 and as Secretary since January 1998. Mr. Herrmann joined the Company in 1996 and served as Marketing Manager. Mr. Herrmann is currently responsible for corporate marketing programs. From 1991 to 1996, Mr. Herrmann was the Regional Manager-Asia Pacific for Sikorsky Aircraft, a division of United Technologies Corporation. In this position, he was responsible for sales and market development of aerospace programs in Southeast Asia. Mr. Herrmann is 41 years old.

ITEM 10.   EXECUTIVE COMPENSATION

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 9, 1999 under the caption "Executive Compensation".

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 9, 1999 under the caption "Security Ownership of Certain Beneficial Owners and Management."

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

(Registrant)                        Kyzen Corporation
            -----------------------------------------------------------------------------------------------
By       /s/  Kyle J. Doyel
  ---------------------------------------------------------------------------------------------------------

Date       May 28, 1999             Kyle J. Doyel, President and Chief Executive Officer
    --------------------------------


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