Form 10QSB
period 1999-06-30
KYZEN CORP
filed 1999-08-05
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1999
                                ------------------------------------------------

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                       0-26434
                       ---------------------------------------------------------

                                Kyzen Corporation
--------------------------------------------------------------------------------
                   (Exact name of the small business issuer as
                            specified in its charter)

          Tennessee                                           87-0475115
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

430 Harding Industrial Drive, Nashville, TN       37211        (615) 831-0888
--------------------------------------------------------------------------------
  (Address of principal executive offices)      (Zip Code)   (Issuer's telephone
                                                                    number)


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

  State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                   5,006,681 shares of Common Stock, $0.01 par
                     value, outstanding as of July 23, 1999
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):   [ ] Yes   [ X ] No

INDEX

                                                                                                 Page No.
                                                                                                 --------
Part I Financial Information

       Item 1. Financial Statements:

                        Balance Sheet as of June 30, 1999 (unaudited) and
                         December 31, 1998 (audited)                                               3

                        Statement of Operations for the three and six months ended
                         June 30, 1999 (unaudited) and 1998 (unaudited)                            4

                        Statement of Cash Flows for the six months ended
                         June 30, 1999 (unaudited) and 1998 (unaudited)                            5

                        Notes to Unaudited Financial Statements                                    6

       Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                         8

Part II Other Information

       Item 1. Legal Proceedings                                                                  12

       Item 2. Changes in Securities and Use of Proceeds                                          12

       Item 3. Defaults Upon Senior Securities                                                    12

       Item 4. Submission of Matters to a Vote of Security Holders                                12

       Item 5. Other Information                                                                  12

       Item 6. Exhibits and Reports on Form 8-K                                                   13

KYZEN CORPORATION

BALANCE SHEET


ITEM 1. FINANCIAL STATEMENTS

                                                                           JUNE 30,           DECEMBER 31,
                                                                             1999                1998
                                                                          -----------        -----------
                                                                          (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                            $   543,036        $   523,915
     Accounts receivable, net of allowance for doubtful accounts of
         $7,525 in 1999 and $8,160 in 1998                                    756,742            831,717
     Inventory                                                                376,860            345,898
     Other current assets                                                      36,710             46,093
                                                                          -----------        -----------
         Total current assets                                               1,713,348          1,747,623

Property and equipment, net                                                   783,386            861,521
Patents, net                                                                  196,905            177,150
Interest receivable from related parties, net                                 134,735            215,463
                                                                          -----------        -----------
         Total assets                                                     $ 2,828,374        $ 3,001,757
                                                                          ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations                         $        --        $       593
     Accounts payable and accrued expenses                                    453,400            503,951
     Accounts payable to related parties                                           --              1,261
                                                                          -----------        -----------
         Total current liabilities                                            453,400            505,805

Mandatorily redeemable Class B Common Stock, $0.001 par
     value, 1,500,000 shares authorized, no shares issued or
     outstanding at December 31, 1998                                                                 --
Mandatorily redeemable Class C Common Stock, $0.001 par value,
     1,000,000 shares authorized, no shares issued or outstanding
     at December 31, 1998                                                                             --

Shareholders' equity:
     Preferred Stock, $0.01 par value, 10,000,000 shares
         authorized, no shares issued or outstanding at June 30,  1999             --
     Preferred Stock, $0.001 par value, 10,000,000 shares
         authorized, no shares issued or outstanding at December
         31, 1998                                                                                     --
     Common Stock, $0.01 par value, 40,000,000 shares
         authorized, 5,006,781 shares issued and 5,006,681
         shares outstanding at June 30, 1999                                   50,068
     Class A Common Stock, $0.01 par value, 30,000,000
         shares authorized, 5,006,781 shares issued and
         5,006,681 shares outstanding at December 31, 1998                                        50,068

     Additional paid-in capital                                             5,314,762          5,294,633
     Treasury stock, at cost                                                     (313)              (313)
     Accumulated deficit                                                   (2,989,543)        (2,848,436)
                                                                          -----------        -----------
         Total shareholders' equity                                         2,374,974          2,495,952
                                                                          -----------        -----------
         Total liabilities and shareholders' equity                       $ 2,828,374        $ 3,001,757
                                                                          ===========        ===========



    The accompanying notes are an integral part of these financial statements

KYZEN CORPORATION

STATEMENT OF OPERATIONS

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                                1999             1998             1999             1998
                                            -----------      -----------      -----------      -----------
                                                     (UNAUDITED)                       (UNAUDITED)
Net sales                                   $ 1,426,217      $ 1,498,340      $ 3,030,311      $ 2,925,530

Cost of sales                                   601,296          639,816        1,274,667        1,255,842
                                            -----------      -----------      -----------      -----------
Gross profit                                    824,921          858,524        1,755,644        1,669,688

Operating costs and expenses:

    Selling, marketing, general and
         administrative expenses                848,515          752,751        1,615,929        1,490,745

    Research and development expenses            99,830          113,184          203,595          221,197
                                            -----------      -----------      -----------      -----------
        Total operating expenses                948,345          865,935        1,819,524        1,711,942
                                            -----------      -----------      -----------      -----------
        Operating loss                         (123,424)          (7,411)         (63,880)         (42,254)

Other income (expense)                            5,180           18,455          (77,226)          33,148
                                            -----------      -----------      -----------      -----------

Net income (loss)                           $  (118,244)     $    11,044      $  (141,106)     $    (9,106)
                                            ===========      ===========      ===========      ===========

    Earnings per share - basic              $     (0.02)     $      0.00      $     (0.03)     $     (0.00)
                                            ===========      ===========      ===========      ===========

    Earnings per share - diluted            $     (0.02)     $      0.00      $     (0.03)     $     (0.00)
                                            ===========      ===========      ===========      ===========

    Weighted average shares outstanding
         - basic                              5,006,681        5,006,681        5,006,681        5,006,681

    Weighted average shares outstanding
         - diluted                            5,006,681        5,087,890        5,006,681        5,006,681




    The accompanying notes are an integral part of these financial statements

KYZEN CORPORATION

STATEMENT OF CASH FLOWS

                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                1999           1998
                                                                             ---------      ---------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(141,106)     $  (9,106)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                         141,804        121,651
         Non-cash stock compensation charge                                     20,129             --
         Decrease in accounts receivable                                        74,975         87,088
         Decrease in costs and estimated losses in excess of billings on
             uncompleted contracts                                                  --          2,626
         Increase in inventory                                                 (30,962)       (43,018)
         Decrease (increase) in other current assets                             9,383        (18,642)
         Decrease (increase) in interest receivable from related parties        80,728        (22,656)
         Decrease in accounts payable and accrued expenses                     (51,813)      (180,501)
                                                                             ---------      ---------
                  Net cash provided (used) by operating activities             103,138        (62,558)
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments                                             --         99,208
     Purchase of fixed assets                                                  (55,994)      (169,672)
     Purchase of patent rights and related expenditures                        (27,430)       (11,699)
                                                                             ---------      ---------
                  Net cash used by investing activities                        (83,424)       (82,163)
                                                                             ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of long term debt                                                    (593)            --
     Payment on note payable                                                        --        (81,016)
                                                                             ---------      ---------
                  Net cash used by financing activities                           (593)       (81,016)
                                                                             ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            19,121       (225,737)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               523,915        710,778
                                                                             ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 543,036      $ 485,041
                                                                             =========      =========


SUPPLEMENTAL CASH FLOW INFORMATION:

There was no cash used for interest payments for the six months ended June 30, 1999 and $3,218 was used in the six months ended June 30, 1998. The Company paid no income taxes for the six months ended June 30, 1999 or the six months ended June 30, 1998.



    The accompanying notes are an integral part of these financial statements

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

BACKGROUND

Kyzen(R) Corporation ("Kyzen" or the "Company") was formed to develop environmentally safe chemical solutions to replace ozone-depleting solvents. The Company manufacturers and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use of the Company's chemical solutions. Sales of such equipment totaled 3% of net sales in both the six months ended June 30, 1999 and the six months ended June 30, 1998. Typically, these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one reportable segment. Net sales to customers outside the United States totaled $189,371 or 13% of net sales in the three months ended June 30, 1999 and $232,805 or 16% of net sales in the three months ended June 30, 1998. For the six months ended June 30, 1999, net sales to customers outside the United States totaled $370,888 or 12% of net sales compared to $417,631 or 14% of net sales for the six months ended June 30, 1998. No single customer or foreign country accounted for more than 10% of net sales during the periods presented.

INTERIM FINANCIAL STATEMENTS

The interim balance sheet at June 30, 1999 and the interim statements of operations and of cash flows for the three and six months ended June 30, 1999 and 1998 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted, although management believes that the disclosures herein are adequate to make information presented not misleading. Management believes that the unaudited interim financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-KSB/A dated June 3, 1999. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

EARNINGS PER SHARE

In accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), the Company calculates basic earnings per share as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using the "if converted method" for convertible securities and the treasury stock method for options and warrants as prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). SFAS No. 128 has been applied to all periods presented.

SFAS No. 128 requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted earnings per share. Based upon the Company's capital structure throughout the six months ended June 30, 1999 and 1998 and the Company's net losses for such periods, there are no differences in the amounts used in the numerators and denominators for purposes of calculating basic and diluted earnings per share. As a result, basic and diluted earnings per share are equivalent for each of the periods presented.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" on January 1, 1998. This Statement requires the presentation of comprehensive income and its components in the financial statements. The Company did not have any components of comprehensive income other than its net loss during the periods presented.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

INCOME TAXES

No benefit or provision for income taxes is recorded for the periods presented as the Company has significant net operating loss carryforwards and future realization is uncertain.

NOTE 2 INVENTORY

The following table details the components of inventory:

                                    JUNE 30,           DECEMBER 31,
                                      1999                1998
                                    --------            --------
                                  (unaudited)
         Raw materials              $237,437            $194,242
         Work in process              17,602               1,705
         Finished goods              121,821             149,951
                                    --------            --------
         Total inventory            $376,860            $345,898
                                    ========            ========

NOTE 3 SHAREHOLDER RIGHTS PLAN

In January 1999, the Board of Directors of the Company adopted a Shareholder Rights Plan (the "Plan"). Under the terms of the Plan, the Company declared a dividend of preferred stock purchase rights (the "Rights") which generally become exercisable upon the earlier of ten days following a public announcement that a person or group has acquired 15% or more of the Company's Common Stock or ten days following the announcement of a tender offer which would result in a person or group acquiring 15% or more of the Company's Common Stock. The Rights entitle the registered holder of one share of Common Stock to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company, $0.01 par value per share, at a purchase price of $5.00 per Right (the "Purchase Price"), subject to certain adjustments. The Rights expire at the close of business on January 15, 2009 unless earlier redeemed or extended by the Company.

Under certain circumstances, the Plan allows each holder of Common Stock, other than the acquiring person or group, to receive upon exercise the number of shares of Common Stock having a value equal to two times the Purchase Price.

NOTE 4 PREFERRED AND COMMON STOCK

On April 28, 1999, shareholders of the Company approved the redomestication of the Company from Utah to Tennessee and the amendment and restatement of the Company's articles of incorporation. The amended and restated articles of incorporation authorize the issuance of 40,000,000 shares of Common Stock, $0.01 par value per share, and 10,000,000 shares of Preferred Stock, $0.01 par value per share, including up to 100,000 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share. The changes to the Company's articles of incorporation were effective May 12, 1999.

NOTE 5 EXTENSION OF WARRANTS

On April 9, 1999, the Board of Directors of the Company authorized the extension of the expiration date of the Company's outstanding Common Stock purchase warrants (each a "Warrant") from August 4, 2000 to August 4, 2002. Each Warrant entitles the holder to purchase one share of the Company's Common Stock at an exercise price of $5.00 per share, subject to adjustment. On June 30, 1999, 1,650,000 Warrants remained outstanding.

KYZEN CORPORATION

PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Net sales for the quarter ended June 30, 1999 decreased approximately 5% or $72,123 to $1,426,217. This decrease is primarily the result of lower international sales and the loss of a domestic customer that closed its production facility. This customer represented approximately 5% of net sales for the quarter ended June 30, 1998 and provided no sales for the quarter ended June 30, 1999. These lower sales were offset by higher sales to existing and new customers resulting in insignificant growth for the quarter ended June 30, 1999 versus the quarter ended June 30, 1998. Management believes contributing factors to this insignificant growth are slow economic conditions in the electronic assembly market in the second quarter of 1999 versus the same period in 1998, and the shifting of anticipated orders, including orders from two significant customers, from June 1999 to July 1999 to accommodate normal plant shutdowns of some of our customers for summer holidays.

Gross profit for the quarter ended June 30, 1999 decreased 4% or $33,603 to $824,921 as compared to $858,524 in the second quarter of 1998. This decrease is attributable to decreased sales volume of the Company's cleaning products as described above. Gross profit margins increased from 57% in the second quarter of 1998 to 58% in the second quarter of 1999, reflecting sales of higher margin chemical products.

Selling, marketing, general and administrative expenses for the quarter ended June 30, 1999 increased 13% or $95,764 to $848,515 as compared to $752,751 for the quarter ended June 30, 1998. This increase reflects increased spending on corporate items such as the Company's Annual Report to Shareholders and Annual Meeting of Shareholders, investor relations, and non-recurring legal expenses associated with the Company's redomestication from Utah to Tennessee, the preparation of documents to register shares issuable upon the exercise of the Company's Warrants and Underwriter Warrants and extension of the expiration date of the Company's outstanding Warrants. In addition, a non-cash expense of approximately $20,129 was recorded to reflect the value of options granted to non-employee directors as required under a recent FASB Interpretation of APB No. 25.

Research and development expenses for the quarter ended June 30, 1999 decreased 12% or $13,354 to $99,830 from $113,184 for the quarter ended June 30, 1998.
This decrease resulted from changes in research and development personnel and allocation of such personnel to sales activities in the quarter ended June 30, 1999.

Operating loss for the quarter ended June 30, 1999 increased 1,565% or $116,013 to a loss of $123,424 from a loss of $7,411 for the quarter ended June 30, 1998. This increase is due to decreased sales and increased corporate expenses in the second quarter of 1999 compared with the second quarter of 1998.

Other income for the quarter ended June 30, 1999 was $5,180 compared to other income for the quarter ended June 30, 1998 of $18,455. The 72% decrease reflects lower interest recorded on notes receivable from former employees.

Net loss for the three months ended June 30, 1999 increased by $129,288 to a loss of $118,244, from income of $11,044 for the three months ended June 30, 1998. This increase is due to non-recurring corprorate expenses on general and administrative items indicated earlier combined with decreased sales volume for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

Net sales for the six months ended June 30, 1999 increased approximately 4% or $104,781 to $3,030,311 from sales of $2,925,530 for the six months ended June 30, 1998. This increase is the result of a 6% net increase in domestic chemical sales, which for the six-month period in 1999, includes the loss of a customer that represented approximately 5% of the Company's revenues in the first six-month period of 1998. International sales for the six-month period in 1999 were down approximately 11% compared to the same period in 1998. Management believes contributing factors to this reduction are slower economic conditions for the Company's customers in the electronic assembly market in 1999 compared to the same period in 1998.

Gross profit for the six months ended June 30, 1999 increased 5% or $85,956 to $1,755,644, as compared to $1,669,688 in the first six months ended June 30, 1998. This increase is attributable to increased sales volume of the Company's cleaning products, and higher margins as the result of greater efficiencies with handling larger volume production and

KYZEN CORPORATION
raw material purchases that lower overall cost per unit. Gross profit margins increased from 57% in the first six months of 1998 to 58% in the first six months of 1999, reflecting the better economies of scale provided by the larger sales volume of chemical products.

Selling, marketing, general and administrative expenses for the six months ended June 30, 1999 increased 8% or $125,184 to $1,615,929 as compared to $1,490,745 for the first six months of 1998. This increase reflects increased spending on corporate items such as the Company's Annual Report to Shareholders and Annual Meeting of Shareholders, investor relations and non-recurring legal expenses associated with the Company's adoption of a Shareholder Rights Plan, the Company's redomestication from Utah to Tennessee, the preparation of documents to register shares issuable upon the exercise of the Company's Warrants and the Underwriter Warrants and the extension of the expiration date of the Company's outstanding Warrants. In addition, a non-cash expense of approximately $20,129 was recorded to reflect the value of options granted to non-employee directors as required under a recent FASB Interpretation of APB No. 25.

Research and development expenses for the six months ended June 30, 1999 decreased 8% or $17,602 to $203,595 from $221,197 for the six months ended June 30, 1998. This decrease resulted from changes in research and development personnel and allocation of such personnel to sales activities and reduced purchases of experimental materials and supplies in the six-months ended June 30, 1999.

Operating loss for the six months ended June 30, 1999 increased 51% or $21,626 to a loss of $63,880 from a loss of $42,254 for the six months ended June 30, 1998. This increase is due to increased corporate expenses in the six-month period of 1999 compared with the same six-month period in 1998.

Other income for the six months ended June 30, 1999 decreased 333% or $110,374 to an expense of $77,226 from income of $33,148 for the six months ended June 30, 1998. This change is the result of management's decision to record a non-cash charge of approximately $87,181 due to collectibility concerns on a note receivable from certain former employees and a reduction in interest on notes receivable from former employees.

Net loss for the six months ended June 30, 1999 increased 1,450% or $132,000 to a loss of $141,106, from a loss of $9,106 for the six months ended June 30, 1998. This increase is due to non-recurring corprorate expenses and a non-cash charge of approximately $88,000 in the first six months of 1999 partially offset by higher sales and margins when compared to the same six month period in 1998.

RECENT BUSINSESS DEVELOPMENTS

The Company has recently created an Internet e-commerce site to sell the Company's high technology cleaning products. The site is designed to make it easier for the Company's customers to order products using the Internet thereby improving communications between the Company and its existing customer base. The site is also designed to provide the Company with a new sales channel for new products and market niches that may result in more cost-effective sales compared to the Company's traditional method of using direct salespeople.

Recent developments in the electronic assembly marketplace indicate a trend for manufacturers to outsource their production to contract manufacturers. The Company has traditionally sold both to original equipment manufacturers and contract manufacturers and this trend may result in more consolidation of cleaning processes. This consolidation may have some short-term effect on shrinking the overall cleaning market. In addition because contract manufacturers use a number of production and cleaning techniques, cleaning opportunities may shift from larger applications using in-line conveyorized machines to smaller applications using batch cleaning processes. This trend towards batch cleaning processes may also be accelerated by the growth in more miniaturized electronic products. The Company has historically participated in the batch cleaning market, and the Company anticipates continuing to emphasize the development of new products and processes for this growing segment of the marketplace.

FORWARD-LOOKING STATEMENTS

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers of chemical raw materials; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the availability of new

KYZEN CORPORATION
expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary customers; the failure of the Company's significant suppliers or customers to accommodate the year 2000 century change and the ability of the Company to develop new competitive product lines. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

As of June 30, 1999, the Company had working capital of $1,259,948 compared to $1,241,818 as of December 31, 1998, representing an increase of $18,130 or 1% from 1998. This increase reflects the positive cash flows from operations during the six months ended June 30, 1999.

The Company is currently negotiating with a lender to obtain a credit facility to replace the credit facility terminated by the Company in April 1998. Management of the Company expects a replacement credit facility will be in place by the end of 1999. There can be no assurance, however, that the Company will be able to obtain another credit facility or that, if obtained, it will be on terms favorable to the Company.

Cash provided by operations of $103,138 in the six months ended June 30, 1999 represented a $165,696 increase over cash used by operations of $62,558 during the same period in 1998. This increase resulted from non-cash charges such as depreciation, the write-off of a portion of the interest receivable from former officers, the grant of stock options to directors and decreased receivables and was offset by decreased accounts payable and accrued expense levels and higher net loss in the six months ended June 30, 1999 compared with the same period in 1998. Included in the net loss for the six months ended June 30, 1999 is approximately $102,535 of non-cash expenses for impairment of interest receivable on notes receivable to the Company from former employees and for stock option grants made to non-employee directors during the period.

Cash used by investing activities of $83,424 in the six months ended June 30, 1999 represented a $1,261 or 2% increase from cash used by investing activities during the six months ended June 30, 1998 of $82,163. This increase was the result of an increase of $15,731 in expenditures on patents during the six months ended June 30, 1999 compared with the same six months in 1998. The increased patent expenses were offset by lower fixed asset purchases in the first six months of 1999. In 1998, the Company was completing its expansion of facilities in Nashville and used proceeds from short-term investments to pay for a portion of the expansion.

Cash used by financing activities of $593 in the six months ended June 30, 1999 represented a decrease of $80,423 in expenditures of cash used by financing activities of $81,016 during the six months ended June 30, 1998. This decrease resulted from the repayment of a note payable in the six months of 1998.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through June 30, 2000. The Company's cash requirements beyond that date will depend primarily on the level of sales of chemical products, product development, sales and marketing expenditures, timing of acquisitions, if any, and timing of expansion plans and capital expenditures, if any. In the event the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Further, there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on favorable terms to replace the credit facility terminated by the Company in April 1998. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company continues to investigate potential acquisition candidates that are consistent with the Company's growth strategies, which would create additional financing needs for the Company.

KYZEN CORPORATION

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers of the Company. In 1999, the Company expects to import up to approximately 35% of its raw material purchases from China. The United States has threatened trade sanctions of up to $2 billion if China does not increase its efforts to stop piracy and other intellectual property violations. In addition, annual renewal of China's Normal Trade Relations status is under review by the United States government in 1999. Failure of the United States government to continue to grant Normal Trade Relations status to China could increase duties and increase the cost of some of the Company's raw materials or make them completely unavailable. The Company obtains a portion of these raw materials domestically and has contingency plans if Chinese sources are no longer able to provide these raw materials. These potential developments could cause a reduction in production, sales and revenues or at least could cause an increase in the cost of the Company's raw materials.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company will adopt the provisions of SFAS No. 133 effective January 1, 2001. As the Company has not engaged, and does not plan to engage, in derivative or hedging activities, management anticipates that adoption of SFAS No. 133 will not have an impact on the Company's financial condition or results of operations.

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

The Company is also evaluating major vendors and suppliers of goods and services to the Company and its major customers. The Company is currently uncertain as to whether or not all such vendors, suppliers and customers will be able to accommodate the year 2000 century change. Although management believes that the failure of any one vendor, supplier or customer to accommodate the year 2000 century change should not have a material adverse effect on the Company's financial condition or results of operations, the inability of a significant vendor or supplier, such as a provider of utilities, or a key chemical producer, such as a producer of alcohol used in many of the Company's cleaning formulations, to accommodate the year 2000 century change could have a material adverse effect on all customers of such vendor or supplier, including the Company. The failure of a material vendor or supplier to accommodate the century change could cause significant delays in the Company's manufacturing process or the delivery of products to its customers as a result of problems such as inventory shortages and shipping delays. The failure of any material customer to accommodate the century change could cause significant payment delays and could have a material adverse effect on the Company's net sales. At the present time, the Company has no contingency plan to cover such year 2000 century change issues, but management intends to adopt such a plan by the fourth quarter of 1999.

The Company estimates it has spent less than $10,000 on its assessment of vendors and suppliers and in its assessment and modification of the Company's systems to accommodate the year 2000 century change. The Company expects future costs for assessment and modification for the year 2000 century change to be insignificant. The Company is currently working to upgrade some of its software used in database management and electronic communications. The Company is making this change based on the need to have better and improved software performance and considers this change not to be driven by year 2000 compliance issues. All vendors of these upgrades have represented to the Company that their products are year 2000 compliant. After installation of these upgrades, which is anticipated to occur by the end of the third quarter 1999, the Company plans to test them to further verify year 2000 compliance.

KYZEN CORPORATION

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 12, 1999 the Company amended and restated its articles of incorporation (the "Restated Articles"). Pursuant to the Restated Articles, each outstanding share of Class A Common Stock, $0.01 par value per share, was reclassified, redesignated and reconstituted into one share of Common Stock, $0.01 par value per share (the "Common Stock"). The Restated Articles eliminated the series of Class B Common Stock, $0.001 par value per share, and Class C Common Stock, $0.001 par value per share. The Restated Articles authorize up to 40,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, $0.01 par value per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 1999 the Company held its Annual Meeting of Shareholders with the results as follows:

Proposal 1 - Election of Directors

                                 For             Against        Abstain
                           -------------------------------------------------
Janet Korte Baker              3,595,343            0            12,000
Michael L. Bixenman            3,595,343            0            12,000
John A. Davis III              3,595,343            0            12,000

Proposal 2: - Approval of Amendment and Restatement of Articles of Incorporation

        For Proposal 2              Against Proposal 2                 Abstain
    ---------------------------------------------------------------------------------
          2,511,966                       70,650                      1,024,727

Proposal 3: - Approval of Amendment and Restatement of Bylaws

        For Proposal 3              Against Proposal 3                 Abstain
    ---------------------------------------------------------------------------------
          2,510,066                       75,050                      1,022,227

Proposal 4: - Approval of Reincorporation of the Company

        For Proposal 4              Against Proposal 4                 Abstain
    ---------------------------------------------------------------------------------
          2,557,566                       37,150                      1,012,627


ITEM 5. OTHER INFORMATION

Effective July 19, 1999, Mr. Larry A. Lofgreen resigned from the Company's Board of Directors. Mr. Lofgreen resigned for undisclosed reasons. In his resignation, Mr. Lofgreen did not indicate any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

KYZEN CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT NO.                     DESCRIPTION
     -----------                     -----------

     Exhibit 10.1 Form of Amendment No. 1 to Employment Agreements with certain officers of the Company:

                         (a)      Kyle J. Doyel
                         (b)      Michael L. Bixenman
                         (c)      Thomas M. Forsythe
                         (d)      Thomas J. Herrmann

     Exhibit 27      Financial Data Schedule.

 (b) Reports on Form 8-K

     On June 2, 1999, the Company filed a Form 8-K reporting the Company's reincorporation from Utah to Tennessee, effective May 26, 1999, and the authorization by the Board of Directors to extend the expiration date of the Company's outstanding Warrants from August 4, 2000 to August 4, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KYZEN CORPORATION
--------------------------------------------------------------------------------
                                    (Registrant)



Date     July 29, 1999                    /s/  Kyle J. Doyel
     -------------------------------      --------------------------------------
                                                      (Signature)
                                          Kyle J. Doyel
                                          President and Chief Executive Officer



Date     July 29, 1999                    /s/  Thomas M. Forsythe
     -------------------------------      --------------------------------------
                                                      (Signature)
                                          Thomas M. Forsythe
                                          Treasurer and Chief Accounting Officer

KYZEN CORPORATION

EXHIBITS

                           EXHIBIT INDEX AND EXHIBITS

     EXHIBIT NO.                     DESCRIPTION
     -----------                     -----------

     Exhibit 10.1 Form of Amendment No.1 to Employment Agreements with certain officers of the Company:

                         (a)      Kyle J. Doyel
                         (b)      Michael L. Bixenman
                         (c)      Thomas M. Forsythe
                         (d)      Thomas J. Herrmann

     Exhibit 27      Financial Data Schedule.