Form 10QSB
period 1999-09-30
KYZEN CORP
filed 1999-11-15
CIK 944727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)                         FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999
                                -----------------------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to
                               --------------------    -------------------------

Commission file number                     000-26434
                       ---------------------------------------------------------

                                Kyzen Corporation
--------------------------------------------------------------------------------
                   (Exact name of the small business issuer as
                            specified in its charter)

                Tennessee                                        87-0475115
       ------------------------------                         ---------------
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)


430 Harding Industrial Drive, Nashville, TN     37211           (615) 831-0888
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

         State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               5,006,681 shares of Common Stock, $0.01 par value,
                      outstanding as of November 12, 1999
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):    [ ] Yes [X] No

INDEX

                                                                                                 Page No.
                                                                                                 --------
Part I Financial Information

       Item 1.    Financial Statements:

                           Balance Sheet as of September 30, 1999 (unaudited) and
                            December 31, 1998                                                         3

                           Statement of Operations for the three and nine months ended
                            September 30, 1999 (unaudited) and 1998 (unaudited)                       4

                           Statement of Cash Flows for the nine months ended
                            September 30, 1999 (unaudited) and 1998 (unaudited)                       5

                           Notes to Unaudited Financial Statements                                    6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                         8

Part II Other Information

       Item 1.    Legal Proceedings                                                                  12

       Item 2.    Changes in Securities and Use of Proceeds                                          12

       Item 3.    Defaults Upon Senior Securities                                                    12

       Item 4.    Submission of Matters to a Vote of Security Holders                                12

       Item 5.    Other Information                                                                  12

       Item 6.    Exhibits and Reports on Form 8-K                                                   12

KYZEN CORPORATION

BALANCE SHEET


ITEM 1. FINANCIAL STATEMENTS

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                            1999             1998
                                                                        -----------      -----------
                                                                        (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                          $   422,905      $   523,915
     Accounts receivable, net of allowance for doubtful accounts of
         $7,744 in 1999 and $8,160 in 1998                                  833,064          831,717
     Inventory                                                              395,677          345,898
     Other current assets                                                    56,434           46,093
                                                                        -----------      -----------
         Total current assets                                             1,708,080        1,747,623

Property and equipment, net                                                 717,499          861,521
Patents, net                                                                207,067          177,150
Interest receivable from related parties, net                               141,189          215,463
                                                                        -----------      -----------
         Total assets                                                   $ 2,773,835      $ 3,001,757
                                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations                       $        --      $       593
     Accounts payable and accrued expenses                                  458,931          503,951
     Accounts payable to related parties                                         --            1,261
                                                                        -----------      -----------
         Total current liabilities                                          458,931          505,805

Mandatorily redeemable Class B Common Stock, $0.001 par
     value, 1,500,000 shares authorized, no shares issued or
     outstanding at December 31, 1998                                            --               --
Mandatorily redeemable Class C Common Stock, $0.001 par value,
     1,000,000 shares authorized, no shares issued or outstanding
     at December 31, 1998                                                        --               --

Shareholders' equity:
     Preferred Stock, $0.01 par value, 10,000,000 shares
         authorized, no shares issued or outstanding at September                --
         30, 1999
     Preferred Stock, $0.001 par value, 10,000,000 shares
         authorized, no shares issued or outstanding at December                                  --
         31, 1998
     Common Stock, $0.01 par value, 40,000,000 shares
         authorized, 5,006,781 shares issued and 5,006,681
         shares outstanding at September 30, 1999                            50,068

     Class A Common Stock, $0.01 par value, 30,000,000
         shares authorized, 5,006,781 shares issued and
         5,006,681 shares outstanding at December 31, 1998                                    50,068

     Additional paid-in capital                                           5,294,633        5,294,633
     Treasury stock, at cost                                                   (313)            (313)
     Accumulated deficit                                                 (3,029,484)      (2,848,436)
                                                                        -----------      -----------
         Total shareholders' equity                                       2,314,904        2,495,952
                                                                        -----------      -----------
         Total liabilities and shareholders' equity                     $ 2,773,835      $ 3,001,757
                                                                        ===========      ===========


    The accompanying notes are an integral part of these financial statements

KYZEN CORPORATION

STATEMENT OF OPERATIONS

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                             1999          1998          1999           1998
                                          -----------    ----------   -----------    -----------
                                                 (UNAUDITED)                 (UNAUDITED)
Net sales                                 $ 1,419,364    $1,512,766   $ 4,449,675    $ 4,438,296

Cost of sales                                 615,717       648,842     1,890,383      1,904,684
                                          -----------    ----------   -----------    -----------

Gross profit                                  803,647       863,924     2,559,292      2,533,612

Operating costs and expenses:

    Selling, marketing, general and
         administrative expenses              748,393       735,649     2,364,323      2,226,394

    Research and development expenses          99,993       101,475       303,587        322,672
                                          -----------    ----------   -----------    -----------
        Total operating expenses              848,386       837,124     2,667,910      2,549,066
                                          -----------    ----------   -----------    -----------
        Operating income (loss)               (44,739)       26,800      (108,618)       (15,454)

Other income (expense)                          4,797        14,420       (72,430)        47,568
                                          -----------    ----------   -----------    -----------
Net income (loss)                         $   (39,942)   $   41,220   $  (181,048)   $    32,114
                                          ===========    ==========   ===========    ===========
    Earnings per share - basic            $     (0.01)   $     0.01   $     (0.04)   $      0.01
                                          ===========    ==========   ===========    ===========
    Earnings per share - diluted          $     (0.01)   $     0.01   $     (0.04)   $      0.01
                                          ===========    ==========   ===========    ===========
    Weighted average shares outstanding
         - basic                            5,006,681     5,006,681     5,006,681      5,006,681

    Weighted average shares outstanding
         - diluted                          5,006,681     5,085,271     5,006,681      5,088,079




    The accompanying notes are an integral part of these financial statements

KYZEN CORPORATION

STATEMENT OF CASH FLOWS

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                             1999         1998
                                                                           ---------    ---------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $(181,048)   $  32,114
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
         Depreciation and amortization                                       214,590      203,262
         Increase in accounts receivable                                      (1,347)     (52,170)
         Decrease in costs and estimated losses in excess of billings on
             uncompleted contracts                                                --        2,626
         Decrease (increase) in inventory                                    (49,779)       4,695
         Increase in other current assets                                    (10,341)     (30,613)
         Decrease (increase) in interest receivable from related parties      74,274      (33,984)
         Decrease in accounts payable and accrued expenses                   (46,281)    (239,332)
                                                                           ---------    ---------
                  Net cash provided (used) by operating activities                68     (113,402)
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments                                           --       99,208
     Purchase of fixed assets                                                (58,771)    (170,039)
     Purchase of patent rights and related expenditures                      (41,714)     (23,874)
                                                                           ---------    ---------
                  Net cash used by investing activities                     (100,485)     (94,705)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment on capital lease                                                   (593)          --
     Payment on note payable                                                      --      (82,555)
                                                                           ---------    ---------
                  Net cash used by financing activities                         (593)     (82,555)
                                                                           ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (101,010)    (290,662)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             523,915      710,778
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 422,905    $ 420,116
                                                                           =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION:

There was no cash used for interest payments for the nine months ended September 30, 1999 and $5,011 was used in the nine months ended September 30, 1998. The Company paid no income taxes for the nine months ended September 30, 1999 or the nine months ended September 30, 1998.

    The accompanying notes are an integral part of these financial statements

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

BACKGROUND

Kyzen(R) Corporation ("Kyzen" or the "Company") was formed to develop environmentally safe chemical solutions to replace ozone-depleting solvents. The Company manufacturers and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use of the Company's chemical solutions. Sales of such equipment totaled 3% of net sales in both the nine months ended September 30, 1999 and the nine months ended September 30, 1998. Typically, these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one reportable segment. Net sales to customers outside the United States totaled $158,624 or 11% of net sales in the three months ended September 30, 1999 and $196,637 or 13% of net sales in the three months ended September 30, 1998. For the nine months ended September 30, 1999, net sales to customers outside the United States totaled $529,512 or 12% of net sales compared to $614,268 or 14% of net sales for the nine months ended September 30, 1998. No single customer or foreign country accounted for more than 10% of net sales during the periods presented.

INTERIM FINANCIAL STATEMENTS

The interim balance sheet at September 30, 1999 and the interim statements of operations and of cash flows for the three and nine months ended September 30, 1999 and 1998 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted, although management believes that the disclosures herein are adequate to make information presented not misleading. Management believes that the unaudited interim financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-KSB/A dated June 3, 1999. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

SFAS No. 128 requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted earnings per share. Based upon the Company's capital structure throughout the nine months ended September 30, 1999 and the Company's net losses for the period, there are no differences in the amounts used in the numerators and denominators for purposes of calculating basic and diluted earnings per share. As a result, basic and diluted earnings per share are equivalent for each of the periods presented. The Company reported net income for the three and nine months ended September 30, 1998. In addition, some shares outstanding were valued at option prices that were below the average daily fair market value of the shares. As a result, the diluted EPS denominator used to compute basic EPS and diluted EPS differed for the period ending September 30, 1998. The diluted EPS denominator increased to include the additional number of common shares that would have been outstanding if the dilutive potential common shares had been issued. The numerators for both basic EPS and diluted EPS were the same for the period ending September 30, 1998.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" on January 1, 1998. This Statement requires the presentation of comprehensive income and its components in the financial statements. The Company did not have any components of comprehensive income other than its net income (loss) during the periods presented.

INCOME TAXES

No benefit or provision for income taxes is recorded for the periods presented as the Company has significant net operating loss carryforwards and future realization is uncertain.

NOTE 2 INVENTORY

The following table details the components of inventory:

                                SEPTEMBER 30,    DECEMBER 31,
                                   1999             1998
                                 --------         --------
                                (unaudited)
         Raw materials           $260,486         $194,242
         Work in process            1,705            1,705
         Finished goods           133,486          149,951
                                 --------         --------
         Total inventory         $395,677         $345,898
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

NOTE 4     PREFERRED AND COMMON STOCK

On April 28, 1999, shareholders of the Company approved the amendment and restatement of the Company's articles of incorporation. The amended and restated articles of incorporation authorize the issuance of 40,000,000 shares of Common Stock, $0.01 par value per share, and 10,000,000 shares of Preferred Stock, $0.01 par value per share, including up to 100,000 shares of Series A Junior Participating Preferred Stock, $0.01 par value per share. The changes to the Company's articles of incorporation were effective May 12, 1999.

KYZEN CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Net sales for the quarter ended September 30, 1999 decreased approximately 6% or $93,402 to $1,419,364 as compared to net sales of $1,512,766 in the third quarter of 1998. This decrease is primarily the result of lower international sales, slower demand for the Company's products resulting from lower production levels by the Company's customers in the electronics market, consolidation and relocation by certain customers of their cleaning lines to new facilities and the loss of a domestic customer that closed its production facility. This customer represented approximately 5% of net sales for the quarter ended September 30, 1998 and provided no sales for the quarter ended September 30, 1999.

Gross profit for the quarter ended September 30, 1999 decreased 7% or $60,277 to $803,647 as compared to $863,924 in the third quarter of 1998. This decrease is attributable to decreased net sales of the Company's products as described above. Gross profit margins remained constant at 57% for the third quarters of both 1999 and 1998.

Selling, marketing, general and administrative expenses for the quarter ended September 30, 1999 increased 2% or $12,744 to $748,393 as compared to $735,649 for the quarter ended September 30, 1998. This increase reflects additional costs related to the extension of the expiration date of the Company's outstanding Warrants and the preparation and filing of a form S-3 registration statement to register shares issuable upon the exercise of the Company's Warrants and Underwriter Warrants.

Research and development expenses for the quarter ended September 30, 1999 decreased 2% or $1,482 to $99,993 from $101,475 for the quarter ended September 30, 1998. This decrease resulted from changes in research and development personnel and allocation of such personnel to sales activities in the quarter ended September 30, 1999.

Operating loss for the quarter ended September 30, 1999 increased 267% or $71,539 to a loss of $44,739 from an income of $26,800 for the quarter ended September 30, 1998. This increase is due to lower sales and increased sales, marketing, general and administrative expenses in the third quarter of 1999 compared with the third quarter of 1998.

Other income for the quarter ended September 30, 1999 was $4,797 compared to other income for the quarter ended September 30, 1998 of $14,420. The 67% decrease reflects a reduction in interest recorded on notes receivable from former employees.

Net loss for the quarter ended September 30, 1999 increased 197% or $81,162 to a loss of $39,942, from income of $41,220 for the quarter ended September 30, 1998. This increase is due to non-recurring corporate expenses on general and administrative items indicated above combined with decreased net sales for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Net sales for the nine months ended September 30, 1999 increased less than 1% or $11,379 to $4,449,675 from sales of $4,438,296 for the nine months ended September 30, 1998. This increase is the result of a 3% net increase in domestic chemical sales, which for the nine-month period in 1999 includes the loss of a customer that represented approximately 5% of the Company's revenues in the first nine-month period of 1998. International sales for the nine months of 1999 decreased approximately 14% compared to the same period in 1998. A factor in this decrease is the relocation of certain customers' cleaning lines to new facilities causing a temporary reduction in the need for the Company's products. Management believes contributing factors to this increase in net sales, which are lower than historical increases, is slower economic conditions and production levels for the Company's customers in the electronic assembly market in 1999 compared to the same period in 1998. In addition, consolidation of production processes within certain customers has impacted sales by reducing the required volume for cleaning their product.

Gross profit for the nine months ended September 30, 1999 increased approximately 1% or $25,680 to $2,559,292, as compared to $2,533,612 in the nine months ended September 30, 1998. This increase is attributable to increased sales volume of the Company's cleaning products, and higher margins as the result of greater efficiencies with handling larger volume production and raw material purchases that lower overall cost per unit. Gross profit margins increased from 57% in the first nine months of 1998 to 58% in the first nine months of 1999, reflecting the better economies of scale provided by the larger sales volume of chemical products.

KYZEN CORPORATION

Selling, marketing, general and administrative expenses for the nine months ended September 30, 1999 increased 6% or $137,929 to $2,364,323 as compared to $2,226,394 for the nine months ended September 30, 1998. This increase reflects increased spending on corporate items such as the Company's Annual Report to Shareholders, investor relations and non-recurring legal expenses associated with the Company's adoption of a Shareholder Rights Plan, the Company's redomestication from Utah to Tennessee, the extension of the expiration date of the Company's outstanding Warrants, the preparation and filing of a Form S-3 registration statement to register shares issuable upon the exercise of the Company's Warrants and the Underwriter Warrants.

Research and development expenses for the nine months ended September 30, 1999 decreased 6% or $19,085 to $303,587 from $322,672 for the nine months ended September 30, 1998. This decrease resulted from changes in research and development personnel and allocation of such personnel to sales activities and reduced purchases of experimental materials and supplies in the nine months ended September 30, 1999.

Operating loss for the nine months ended September 30, 1999 increased 603% or $93,164 to a loss of $108,618 from a loss of $15,454 for the nine months ended September 30, 1998. This increase is due to increased administration expenses in the nine-month period of 1999 compared with the same nine-month period in 1998.

Other income for the nine months ended September 30, 1999 decreased 252% or $119,998 to an expense of $72,430, from income of $47,568 for the nine months ended September 30, 1998. This change is the result of management's decision to record a non-cash charge of approximately $88,000 due to collectibility concerns on notes receivable from certain former employees and a reduction in interest recorded on notes receivable from former employees.

Net loss for the nine months ended September 30, 1999 increased 664% or $213,132 to a loss of $181,048, from an income of $32,084 for the nine months ended September 30, 1998. This increase is due to non-recurring corporate expenses and a non-cash charge of approximately $88,000 in the first nine months of 1999 partially offset by higher sales and margins when compared to the same nine-month period in 1998.

FORWARD-LOOKING STATEMENTS

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers of chemical raw materials; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; changes in the Company's existing and targeted marketplaces; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the availability of new expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary customers; the failure of the Company's significant suppliers or customers to accommodate the year 2000 century change and the ability of the Company to develop new competitive product lines. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have been the remaining proceeds from its initial public offering in 1995 and cash flows from operations. The Company's primary uses of funds are the funding of research and development of new product lines, purchase of capital equipment, construction and expansion of the Cleaning Applications and Evaluation Centers, purchases of raw material and sales and marketing activities.

As of September 30, 1999, the Company had working capital of $1,249,149 compared to $1,241,818 as of December 31, 1998, representing an increase of $7,331 or 1% from 1998. This increase reflects the positive cash flows from operations during the nine months ended September 30, 1999.

The Company is currently negotiating with a lender to obtain a credit facility to replace the credit facility terminated by the Company in April 1998. Management of the Company expects a replacement credit facility will be in place by the end of

KYZEN CORPORATION

1999. There can be no assurance, however, that the Company will be able to obtain another credit facility or that, if obtained, it will be on terms favorable to the Company.

Cash provided by operations of $68 in the nine months ended September 30, 1999 represented a $113,470 increase over cash used by operations of $113,402 during the same period in 1998. This increase resulted from non-cash depreciation and amortization charges, along with changes in interest receivable from related parties, offset by a higher net loss in the nine months ended September 30, 1999 as compared with a moderate net income during the same period in 1998. Included in the net loss for the nine months ended September 30, 1999 is approximately $102,535 of non-cash expenses for impairment of interest receivable on notes receivable to the Company from former employees.

Cash used by investing activities of $100,485 in the nine months ended September 30, 1999 represented a $5,780 or 6% increase from cash used by investing activities during the nine months ended September 30, 1998 of $94,705. This increase was the result of an increase of $17,840 in expenditures on patents during the nine months ended September 30, 1999 compared with the same nine month period in 1998. The increased patent expenses were offset by lower fixed asset purchases in the first nine months of 1999. In 1998, the Company was completing its expansion of facilities in Nashville and used proceeds from short-term investments to pay for a portion of the expansion.

Cash used by financing activities of $593 in the nine months ended September 30, 1999 represented a decrease of $81,962 in expenditures of cash used by financing activities of $82,555 during the nine months ended September 30, 1998. This decrease resulted from the repayment of a note payable in the first nine months of 1998.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through September 30, 2000. The Company's cash requirements beyond that date will depend primarily on the level of sales of chemical products, product development, sales and marketing expenditures, timing of acquisitions, if any, and timing of expansion plans and capital expenditures, if any. In the event the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise), the Company could be required to seek additional financing from public or private debt or equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Further, there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company continues to investigate potential acquisition candidates that are consistent with the Company's growth strategies, which would create additional financing needs for the Company.

RECENT BUSINESS DEVELOPMENTS

On October 5, 1999, the Company was awarded a U.S. patent entitled "Cleaning Compositions and Methods for Cleaning Resin and Polymeric Materials used in Manufacture." The technology disclosed in this patent is intended to be applied to the cleaning of articles used in the manufacture of ophthalmic lenses. The Company believes this patent provides the Company with a competitive advantage for optical cleaning, primarily in the area of high refractive index polymers. The Company's sales to the optical marketplace have taken longer to develop than management expected due to extended testing and product modification required by customers in 1999. Management believes that sales to the optical market should grow in the next 6 to 12 months, as the products are implemented into production, although there can be no assurance that sales growth can be achieved in that period of time.

Recent developments in the electronic assembly marketplace indicate a trend for manufacturers to outsource their production to contract manufacturers. The Company has traditionally sold both to original equipment manufacturers and contract manufacturers and the outsourcing trend may result in more consolidation of cleaning processes. This consolidation may have the short-term effect of shrinking the overall cleaning market. In addition, because contract manufacturers use a number of production and cleaning techniques, cleaning opportunities may shift from larger applications using in-line conveyorized machines to smaller applications using batch cleaning processes. This trend toward batch cleaning processes may also be accelerated by the growth in more miniaturized electronic products. The Company has historically participated in the batch cleaning market, and the Company anticipates continuing to emphasize the development of new products and processes for this growing segment of the marketplace.

KYZEN CORPORATION

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers to the Company. In 1999, the Company expects to import up to approximately 35% of its raw material purchases from China. The United States has threatened trade sanctions of up to $2 billion if China does not increase its efforts to stop piracy and other intellectual property violations. In addition, annual renewal of China's Normal Trade Relations status is under review by the United States government in 1999. Failure of the United States government to continue to grant Normal Trade Relations status to China could increase duties and increase the cost of some of the Company's raw materials or make them completely unavailable. The Company obtains a portion of these raw materials domestically and has contingency plans if Chinese sources are no longer able to provide these raw materials. These potential developments could cause a reduction in production, sales and revenues or could cause an increase in the cost of the Company's raw materials.

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

The Company has recently completed its evaluation of its internal computing, communication and non-computational systems and believes such systems will, in all material respects, accommodate the year 2000 century change. Because of the relatively simple nature of the Company's information systems, management believes any impact on such systems resulting from the year 2000 century change will not have a material adverse effect on the Company's financial condition or results of operations.

The Company has also completed its evaluation of non-computational systems such as embedded chip technology, microprocessors and specific function chips. Because of the relatively simple nature of the Company's product manufacturing process and products, management believes any impact on such systems and modifications resulting from the year 2000 and beyond will not have a material adverse effect on the Company's financial condition or results of operations.

The Company is evaluating major vendors and suppliers of goods and services to the Company and its major customers. The Company is currently uncertain as to whether or not all such vendors, suppliers and customers will be able to accommodate the year 2000 century change. Although management believes that the failure of any one vendor, supplier or customer to accommodate the year 2000 century change should not have a material adverse effect on the Company's financial condition or results of operations, the inability of a significant vendor or supplier, such as a provider of utilities, or a key chemical producer, such as a producer of the alcohol used in many of the Company's cleaning formulations, to accommodate the year 2000 century change could have a material adverse effect on all customers of such vendor or supplier, including the Company. The failure of a material vendor or supplier to accommodate the century change could cause significant delays in the Company's manufacturing process or the delivery of products to its customers as a result of problems such as inventory shortages and shipping delays. The failure of any material customer to accommodate the century change could cause significant payment delays and could have a material adverse effect on the Company's net sales. At the present time, the Company has no contingency plan to cover such year 2000 century change issues, but management intends to adopt such a plan in the fourth quarter of 1999. Any such contingency plans would be highly focused on strategies concerning appropriate levels of current assets (inventory and cash) at the end of the fourth quarter of 1999 and the first quarter of 2000.

The Company estimates it has spent less than $15,000 on its assessment of vendors and suppliers and in its assessment and modification of the Company's systems to accommodate the year 2000 century change. The Company expects future costs for assessment and modification for the year 2000 century change to be insignificant. The Company has upgraded and is currently working to complete the upgrade of some of its software used in database management and electronic communications. The Company is making this change based on the need to have better and improved software performance and considers this change not to be driven by year 2000 compliance issues. All vendors of these upgrades have represented to the Company that their products are year 2000 compliant.

KYZEN CORPORATION

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective July 19, 1999, Mr. Larry A. Lofgreen resigned from the Company's Board of Directors for undisclosed reasons. Mr. Lofgreen did not indicate any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

                                    KYZEN CORPORATION
                                    (Registrant)



Date     November 12, 1999          /s/  Kyle J. Doyel
     -------------------------      --------------------------------------------
                                                  (Signature)
                                    Kyle J. Doyel
                                    President and Chief Executive Officer



Date     November 12, 1999          /s/  Thomas M. Forsythe
     -------------------------      --------------------------------------------
                                                  (Signature)
                                    Thomas M. Forsythe
                                    Treasurer and Chief Accounting Officer