Form 10KSB
period 1999-12-31
KYZEN CORP
filed 2000-03-27
CIK 944727

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)                        FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   December 31, 1999
                           ----------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number                       000-26434
                       --------------------------------------------------------

                               Kyzen Corporation
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Tennessee                                               87-0475115
------------------------------------------------      -------------------------
             State or Other Jurisdiction of                 (IRS Employer
              Incorporation or Organization               Identification No.)

      430 Harding Industrial Drive, Nashville, TN                        37211
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

                                  615-831-0888
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

         Title Of Each Class           Name Of Each Exchange On Which Registered

Common Stock                                    Boston Stock Exchange
-----------------------------------    ----------------------------------------

Warrants for Common Stock                       Boston Stock Exchange
-----------------------------------    ----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                      NONE
-------------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

     Check if there is no disclosure of delinquent filers in response to Items 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.     $5,759,850
                                                             ------------------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act)

                 $2,292,329 at $0.8438 as of February 17, 2000
-------------------------------------------------------------------------------

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

         4,777,787 shares of Common Stock outstanding as of February 17, 2000

                      DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1990).

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2000 are incorporated into Part III of this report

Transitional Small Business Disclosure Format (Check one):
     [ ] Yes   [X] No

KYZEN CORPORATION
-------------------------------------------------------------------------------
INDEX

                                                                                                          Page No.
                                                                                                          --------
Part I

         Item 1            Description of Business                                                           4

         Item 2            Description of Property                                                           8

         Item 3            Legal Proceedings                                                                 8

         Item 4            Submission of Matters to a Vote of Security Holders                               8

Part II

         Item 5            Market for Common Equity and Related Stockholder Matters                          9

         Item 6            Management's Discussion and Analysis or Plan of Operation                         9

         Item 7            Financial Statements                                                             14

                                    Report of Independent Accountants                                       15

                                    Balance Sheet as of December 31, 1999, and 1998                         16

                                    Statement of Operations for the years ended

                                      December 31, 1999 and 1998                                            17

                                    Statement of Changes in Shareholders' Equity for the years

                                      ended December 31, 1999 and 1998                                      18

                                    Statement of Cash Flows for the years ended

                                      December 31, 1999 and 1998                                            19

                                    Notes to Financial Statements                                           20

         Item 8            Changes in and Disagreements with Accountants on Accounting and

                             Financial Disclosure                                                           27



Part III

         Item 9            Directors, Executive Officers, Promoters and Control Persons;
                             Compliance With Section 16(a) of the Exchange Act.                             28

         Item 10           Executive Compensation                                                           28

         Item 11           Security Ownership of Certain Beneficial Owners and Management                   28

         Item 12           Certain Relationships and Related Transactions                                   28

         Item 13           Exhibits and Reports on Form 8-K                                                 29

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I

ITEM 1.           DESCRIPTION OF BUSINESS

THE COMPANY

Kyzen(R) Corporation ("Kyzen" or the "Company") is a specialty chemical company focused on CFC-replacement chemistries and processes for electronics, optics, aerospace, semiconductor and other high technology industries where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Typically the Company's products are sold as separate items and are integrated into a cleaning process by the customer, or by the Company as part of a contract service.

The Company was incorporated in Utah in 1990. On April 28, 1999, the Shareholders of the Company approved the merger of the Company with a wholly owned subsidiary of the Company, the result of which was to change the state of incorporation to Tennessee. The reincorporation became effective on May 26, 1999. The Company's headquarters are located at 430 Harding Industrial Dr., Nashville, TN 37211, where its telephone number is (615) 831-0888, and its fax number is (615) 831-0889.

HISTORY OF THE COMPANY

In September 1987, the United States and 22 other countries signed the Montreal Protocol (the "Protocol") on Substances that Deplete the Ozone Layer. The Protocol called for a freeze in the production and consumption of ozone depleting products ("ODPs") by the year 2000 for developed countries and 2010 for developing countries. As of February 1993, over 90 nations, representing over 90% of the world's consumption of ODPs, were parties to the Protocol. In 1990, the United States enacted the Clean Air Act mandating that the use of ODPs be phased out by the year 2000. In September 1991, the US Environmental Protection Agency announced that ozone layer depletion over North America was greater than expected. In response to this announcement, then President Bush issued an executive order accelerating the phase-out of ozone depleting materials to December 31, 1995. The more than 90 nations which are signatories to the Protocol agreed to accelerate the phase-out of production of ODPs to December 31, 1995 for developed countries and December 31, 2005 for developing countries. After the 1995 deadline, ODP products can still be bought, recycled and sold until the inventories are depleted.

Because industrial cleaning is one of the largest applications for ODPs, Kyzen was organized to develop chemical solutions and processes to replace ODPs used in the cleaning of electronic assemblies and precision metal components. Historically, materials such as chlorofluorocarbon 113 ("CFC-113") and 1,1,1, Trichloroethane ("Methyl Chloroform" or "Trich") were widely used in these applications. Today, no single replacement product has been found that had the broad applicability of the ODPs produced before 1995. As such, the market for high technology cleaning has fragmented into smaller niche cleaning applications where specific products were developed to meet specialized market needs. In addition, this market continues to evolve as newer technology and miniaturization of products present more difficult cleaning challenges for manufacturers.

CHEMICAL CLEANING PRODUCTS

Kyzen has formulated eight general lines of cleaning chemistries that serve different market niches. These chemistries are:

        -    semi-aqueous electronic cleaning (Ionox(R));

        -    aqueous cleaner concentrates for electronic cleaning (Aquanox(R));

        - solvent cleaning agent licensed from Honeywell International Inc. (formerly AlliedSignal) (Synergy CCS(R) );

        - metal/plastic precision cleaners which can be aqueous or semi-aqueous (Metalnox(R));

        - volatile organic chemical ("VOC") compliant cleaning agents for electronics and metals (Lonox(TM));

        -    optical solvents and cleaning agents (Optisolv(TM));

        -    semi-conductor cleaning agents (Micronox(R)); and

        - waterless solvents and hand-wipe solvents (Kryptonol(R)) and (Cybersolv(R)).

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I (CONTINUED)

The Company's strategy is to patent its formulations where unique materials, blends or uses are identified. In other formulations, the Company uses a combination of multiple ingredients and suppliers to protect and maintain as proprietary information the key active materials used in each product.

Most Kyzen formulations are non-flammable and non-combustible, low in toxicity and generally require no hazardous material shipping or storage precautions. The Company attempts to meet this standard with all of its products; however, customized products for key high volume customers and new niche applications frequently have unique requirements, which may necessitate departures from these general standards. The Company is currently developing new cleaning chemistries and processes for its existing electronics niche in addition to developing new products for the semiconductor, optics, aerospace and other niche cleaning markets. Kyzen believes its unique chemical products will be an attractive alternative in each of these industries. Management of the Company also believes that future product lines may be obtained through acquisitions or licensing agreements. In 1998, the Company entered into a licensing agreement with AlliedSignal now known as Honeywell International Inc., ("Honeywell") and Hewlett Packard to sell and market a patented cleaning product jointly developed by both companies. In 1999, the Company entered into an exclusive agreement to sell and market a patented chemical developed by DuPont. This chemical will be targeted by the Company into formulated applications for electronics and semiconductor industries. The Company has been in discussions from time to time with potential acquisition candidates or licensors of cleaning technology and products. The Company has not entered into definitive agreements and there can be no assurance that any particular acquisition or licensing opportunity will materialize.

EQUIPMENT PRODUCTS AND PERIPHERALS

The goal of Kyzen's Equipment Products and Peripherals ("EP&P") group is to enhance processes and expedite and eliminate obstacles in the implementation of Kyzen's chemical cleaning solutions. This group is capable of developing and manufacturing process control equipment, building and maintaining equipment in Kyzen's Cleaning Applications and Evaluation Centers, maintaining existing customer machines and service contracts and manufacturing peripheral items necessary to assist the installation and implementation of chemicals. EP&P sales amounted to 3.8% of sales in 1999, as compared to 3.3% of sales during 1998.

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

The Company's strategy is to further develop Kyzen's technologies in the PCS area and use them to differentiate the Company's cleaning agents from competitors. The Company plans to pursue the manufacture and sale of its PCS systems to potential customers in current markets and to continue to develop the PCS system for new niche cleaning applications and for other chemical applications with the largest interest being generated by the semiconductor industry.

Specialized Cleaning Machine. In the past the Company was involved with the development and manufacture of specialized cleaning machines, primarily developed for a specific application within Intel Corporation. The Company's strategy is to retain the Company's technology and development work used in the development of the cleaning machine for Intel in the event a potential customer opportunity for such equipment arises. Since the second quarter of 1997, however, the Company has downsized its machine manufacturing capability and does not plan to aggressively pursue the manufacture or sale of the specialized cleaning machines for potential customers. In the event an opportunity arises, management of the Company expects to outsource the manufacture of cleaning machines in some form of strategic alliance that would mitigate the risk to the Company of such an endeavor.

COMPETITION

The precision cleaning industry is undergoing rapid change as companies search for new technology to replace processes based on ODPs. The market is rapidly moving from a commodity market supplied by major chemical companies to a series of highly fragmented niche markets supplied by numerous focused specialty chemical companies. Probably the Company's greatest competitive challenge comes from the advent of soldering technologies that do not require cleaning. As electronic assembly becomes more commodity-oriented, many original equipment manufacturers ("OEM's") are outsourcing the production of their products to contract assembly manufacturers. Many of the products produced by the contract manufacturers are not cleaned, thereby slowly reducing the size of the cleaning market in the electronic assembly area. The cleaning challenges that remain in the contract assembly market tend to be smaller and more oriented to "off line" production processes. Management believes its most significant competitors in the sale of

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I (CONTINUED)

cleaning chemicals are Petroferm(R), Church & Dwight, Valtron, Alpha Metals, Multicore and Dr. O.K. Wack Chemie. Management believes the Company has a competitive advantage in the Company's targeted markets because the Company sells directly to the end user rather than utilizing distribution. This provides the Company the advantage of closer customer contact, less "middlemen" in the selling process resulting in lower costs for the Company's customers and higher gross profit margins for the Company. Another competitive advantage of the Company is that few companies have as their primary source of revenue the sale of high technology cleaning products. This focus on the cleaning market niche allows the Company's sales force to be totally committed to selling and servicing the customer, as opposed to competitive sales forces or distributors that are less focused due to demands from multiple product lines in multiple markets.

DEPENDENCE ON SUPPLIERS AND OTHERS

The Company purchases its raw materials, components and finished machines from a variety of sources. While the Company is generally not significantly dependent on any one supplier for raw materials, components or finished machines, it had historically relied on one domestic chemical producer for its supply of the nonlinear alcohol used in many of the Company's cleaning formulations. In 1999, the Company became less reliant on this specific vendor as the Company obtained this material from both domestic and international sources. There can be no assurance that any raw material or other components and systems utilized by the Company will continue to be available at reasonable prices in the volume required for the Company to meet its customers' orders.

PRODUCTION AND SUPPLY

The production of the Company's chemicals involves the blending of specific chemicals purchased from third party chemical producers in the open market. The Company's chemical raw materials are widely available from numerous sources.

SALES AND PRODUCT DISTRIBUTION

Marketing. There are a number of precision cleaning market niches ranging in size from $1,000,000 to $50,000,000 in which management believes the Company should be able to maintain a competitive advantage. The Company is now established in the electronic assembly market niche and has targeted the niches in optics, semiconductors and aerospace for expansion. The Company is currently developing other cleaning processes and products for these niches with some emphasis on peripheral cleaning products such as hand cleaning products and wipes, and cleaning using smaller machines and batch type processes.

Cleaning Applications and Evaluation Centers. The Company currently operates comprehensive Cleaning Applications and Evaluation Centers in Manchester, New Hampshire and in Nashville, Tennessee. A Cleaning Applications and Evaluation Center is a demonstration facility in which customers can view the effectiveness of the Company's cleaning technology in a risk-free environment. The Company believes these centers give it a competitive advantage in that the Company believes it has the most comprehensive demonstration facilities in the industrial cleaning industry. The centers are used to expedite the sales cycle for Kyzen's chemical solutions, to accelerate the development of new chemical products, and to increase potential customer's exposure to Kyzen and its products.

Sales Force. One of the primary sales challenges facing the Company is selling its cleaning technologies to customers who have limited experience with cleaning agents and processes. Consequently, these sales often require long relationship building periods and considerable time for solving problems and testing of process and chemistry. To shorten the sales cycle, the Company has invested in Cleaning Applications and Evaluation Centers as noted above, which allow new and existing customers to test and collect data on various cleaning products and processes. The Company's sales cycle for conversion to the Company's products typically range from three months to two years.

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

CUSTOMERS

During the year ended December 31, 1999, no customer accounted for more than 10% of the Company's revenues. Management believes that the loss of any one customer would not have a material adverse effect on the Company's financial condition or results of operations.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I (CONTINUED)

PATENTS

The Company holds four patents for its chemical cleaning formulations in the United States. Two patents cover applications in the electronic area, the other two cover applications in the optical and semiconductor area. The Company also has obtained one patent for electronic applications in each of Mexico, China, Taiwan, Australia, Korea, Brazil, European Union and Japan. The two electronic patents, which expire between 2009 and 2014, and pending international patents related to these two U.S. patents, are jointly owned by the Company and Delphi Automotive Systems ("Delphi", formerly Delco Electronics, a division of General Motors). Delphi has retained the right to use the chemistry developed under the patents and the Company has retained the right to market the patented formulations. Delphi is not entitled to receive royalties or license fees from the Company on the chemical cleaning products manufactured and sold by the Company. However, if the Company were to enter into a license or royalty arrangement for the patented formulations, the resulting license fee or royalties would be shared between the Company and Delphi.

The Company has applied for additional patents in the United States and several foreign countries covering electronic, optical and semiconductor cleaning formulations and the use of novel materials and processes. These filings relate to work performed during the past three years on a number of formulations to be used in existing and new market niches. Two US patents were issued to the Company in October 1999 and January 2000, and additional patents from this and other applications are currently being reviewed by the patent office. These two US patents will expire in 2018.

The Company is also required to pay patent royalties to Bix Manufacturing Company, a shareholder of the Company. Royalties are based on 2% of revenues related to the patented chemistry, and amounted to $41,100 and $46,675 in 1999 and 1998, respectively. The Company is currently settling its royalty obligation through consulting services performed by the Company. In addition, the Company also pays a royalty to Honeywell for the sale of products under a licensing arrangement made with Honeywell. The royalty is based on a percentage of sales made by Kyzen under the agreement. In 1999, these royalty payments were less than $50,000.

FUTURE LEGISLATION AND GOVERNMENTAL REGULATION

The Company believes that the demand for its products is directly related to governmental responses to and public concern with ozone depletion, CFC elimination, use of hazardous or highly toxic cleaning agents and air and water contamination. Decreased public concern over ozone depletion or water contamination or less governmental pressure to remedy such problems could substantially reduce demand for the Company's products. Although the Company is not aware of any such pending or proposed federal legislation or regulation, or any legislation or regulation that limits the sale of the Company's products, chemicals, services or components or limits the methods by which the Company's products or chemicals are manufactured, installed or serviced, could have a material adverse effect on the Company.

The Company has an agreement with DuPont to formulate and market products based on a chemical compound developed by DuPont. The compound is currently subject to the EPA's Significant New Use Regulations ("SNUR"), and as such, can only be sold to and used in the semiconductor marketplace. DuPont has petitioned the EPA to remove the SNUR limitation on the compound so that it may be used in a number of markets. The Company believes that DuPont will be successful in its SNUR petition which will enable the compound to be used in many of the niche markets the Company serves. The Company knows of no other raw materials or products that it anticipates using in the future that require government approval prior to use in the marketplace

RESEARCH AND DEVELOPMENT

The Company's research and development expenses in 1999 were $406,166 and in 1998 were $424,335. Of this amount, $384,172 in 1999 and $398,962 in 1998 were spent for chemical research and development of products. Research and development activities are expensed as incurred because the majority of the Company's research and development activities consist of developing technologically feasible products and processes for niche specific applications. Management expects that the Company will continue to maintain research and development activity in the same 6% to 8% of gross sales level for the foreseeable future in order to create new and better products and processes as required by niche markets in which management believes the Company can effectively compete.

EMPLOYEES

As of December 31, 1999, the Company had 34 full-time employees and 1 part-time employee. The Company considers its employee relations to be satisfactory. The management of the Company believes the current staffing level is adequate to accomplish the necessary tasks for 2000 given historical growth levels of the Company. Higher growth rates, acquisitions or licensing of new product lines may require additional employees to properly staff increased sales, development and technical support functions. Management of the Company intends to hire additional personnel as they are required.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART I (CONTINUED)

ENVIRONMENTAL, HEALTH AND SAFETY CONSIDERATIONS

The Company and its operations are subject to certain federal, state and local laws and regulations relating to the discharge of pollutants into the air and water, worker exposure to the chemical formulations manufactured and sold and established standards for the reuse, storage and disposal of hazardous wastes. The Company believes that its operations are in material compliance with current laws and regulations relating to such matters. The management of the Company estimates the current annual cost of compliance with environmental laws is less than $10,000 per year. The Company derives a large portion of its revenue from the sale of blended products made from finished materials purchased from various chemical producers. These chemicals are periodically evaluated and/or re-evaluated by the third party chemical producers for potential adverse health effects resulting from exposure or overexposure.


ITEM 2.           DESCRIPTION OF PROPERTY

FACILITIES

The Company's headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, which houses a research and development laboratory, a Cleaning Applications and Evaluation Center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. The Company leases an approximately 6,625 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a Cleaning Application and Evaluation Center, EP&P manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company's needs for the next year. The Company conducts its operations from the facilities under two operating lease agreements. The lease for the New Hampshire facility terminates in May 2000 with an option to renew for one year, and the lease for the Tennessee facility terminates in February 2001 with an option to renew for two years. As of December 31, 1999, future annual rental payments are summarized as follows (not including optional periods):

                           2000                                  $110,550
                           2001                                     8,000
                           2002                                       -0-

Total rent expense was $132,425 in 1999 and $132,882 in 1998. Included in rent expense for 1999 and 1998 is approximately $97,462 and $96,536, respectively, of rent paid to Charles Hawkins Company, whose pension plan is a shareholder. The Company carries general property and casualty insurance in an amount management considers to be adequate.

ITEM 3.           LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and the Company is not aware of any proceedings contemplated by any party against the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1999.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and Warrants to purchase Common Stock are quoted on the OTC Bulletin Board (symbols KYZN and KYZNW, respectively) and listed on the Boston Stock Exchange (symbols KYZ and KYZW, respectively). In February 2000, the Company's securities were removed from the Nasdaq SmallCap Stock Market for failure of the common stock to meet the requirements for minimum bid price. The following table provides the range of the high and low bid quotations for the Company's Warrants and Common Stock on the Nasdaq SmallCap Stock Market for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                        Warrants            Common Stock
                                      Dividends     High      Low        High         Low
                                      ---------    ------    ------    --------     -------
Quarter ended:    March 31, 1998          *        $ 7/16    $ 3/16    $      2     $ 1 3/8
                  June 30, 1998           *          7/16      3/16       1 1/2      1 3/16
                  September 30, 1998      *          7/16      1/32       1 1/2       13/16
                  December 31, 1998       *          3/16      1/16      1 1/16         1/2

                  March 31, 1999          *          3/16      3/32       1 1/4       17/32
                  June 30, 1999           *          5/32      3/32       1 3/8       11/16
                  September 30, 1999      *          5/32       1/4      1 3/16       11/16
                  December 31, 1999       *           1/4      1/32       15/16        5/16

      * The Company historically has not paid dividends and does not expect to pay dividends in the foreseeable future.

There were approximately 100 shareholders of record and approximately 1,300 beneficial shareholders of Common Stock on December 31, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Net sales for the year ended December 31,1999 from all business activities decreased approximately 2% or $118,124 to $5,759,850, as compared to $5,877,974 in the year ended December 31, 1998. Net chemical sales during the same time period decreased 3% over the year ended December 31, 1998. These decreases are due to reduced volume of sales of the Company's chemical cleaning agents to existing customers, reduced international sales primarily due to the relocation of a major customer's facility and cleaning process equipment, and the loss of a major domestic customer that closed its production facility in December 1998. The customer closing its production facility represented approximately 5% of net sales for the year ended December 31, 1998 and provided no sales for the year ended December 31, 1999. Sales of equipment, processes and peripheral systems have increased 15% during the year ended December 31, 1999, from 3% of net sales in 1998 to 4% of net sales in 1999. The Company remains focused on chemical sales, but continues to maintain its base of equipment sales which help to support future chemical sales.

Gross profit for the year ended December 31, 1999 decreased 1% or $35,746 to $3,305,348 as compared to $3,341,094 in the year ended December 31, 1998. Gross profit margins from all business activities for 1999 remained at approximately 57%, the same as in 1998, reflecting the relatively consistent trends in sales and costs of goods sold for chemicals and equipment.

Selling, marketing, general and administrative expenses for the year ended December 31, 1999 increased 6% or $161,969 to $3,074,422 as compared to $2,912,453 in the year ended December 31, 1998. This increase reflects non-recurring expenses related to the implementation of the Company's Shareholder Rights Plan, non-recurring expenses associated with the Company's redomestication from Utah to Tennessee and increased spending for the development and printing of new sales brochures during 1999.

Research and development expenses for the year ended December 31, 1999 decreased 4% or $18,169 to $406,166 from $424,335 for the year ended December 31, 1998. The decrease was the result of personnel changes and timing in the ordering of supplies for the year ended December 31, 1999 compared to the year ended December 31, 1998. As a percentage of gross sales, research and development expenses have remained constant at 7% of sales for both 1999 and

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II (CONTINUED)

1998, reflecting the continued commitment by Kyzen to pursue new products and markets through research and development.

The operating loss for the year ended December 31, 1999 was $175,240, a net increased loss of $179,546 compared to the operating income of $4,306 in 1998. This increased loss is primarily the result of the increased selling, marketing, general and administrative expenses mentioned above. With chemical sales down slightly, and margins at the same level for both years, the increased administrative expenses attributable mostly to one time charges in connection with the Company's redomestication, resulted in operating losses in 1999.

Net interest decreased $258,689 from an income of $63,197 in the year ended December 31, 1998 to an expense of $195,492 for the year ended December 31, 1999. This expense is the result of management's decision to record a non-cash charge of $215,463 relating to the write-off of interest receivable on certain long term notes receivable from officers and former employees. These notes, which were supported by collateral of 322,227 shares of Kyzen Common Stock, were deemed to have been materially impaired by the continued low trading prices of Kyzen Common Stock. These shares have been returned to the Company.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

Net sales for the year ended December 31,1998 from all business activities increased approximately 8% or $418,128 to $5,877,974, as compared to $5,459,846 in the year ended December 31, 1997. Net chemical sales increased 13% from the year ended December 31, 1997. These increases are due to increased sales volume of the Company's chemical cleaning agents to existing customers as well as sales to new customers who are converting to the Company's products. Sales of equipment, processes and peripheral systems have decreased 56% during the year ended December 31, 1998, from 8% of net sales in 1997 to 3% of net sales in 1998, reflecting the Company's focus on more profitable chemical products and downsizing of its EP&P group in the year ended December 31, 1997.

Gross profit for the year ended December 31, 1998 increased 20% or $565,378 to $3,341,094 as compared to $2,775,716 in the year ended December 31, 1997. This increase is attributable to increased sales volume of the Company's cleaning agents in addition to selling a higher margin chemical product mix. Gross profit margins from all business activities increased from 51% in the year ended December 31, 1997 to 57% in the year ended December 31, 1998, reflecting a larger percentage of total sales attributable to higher margin chemical products.

Selling, marketing, general and administrative expenses for the year ended December 31, 1998 decreased 2% or $48,556 to $2,912,453 in the year ended December 31, 1998 as compared to $2,961,009 in the year ended December 31, 1997. This decrease reflects decreased spending on advertising in the year ended December 31, 1998 and decreases in commissions to manufacturers' representatives partially offset by higher general and administrative expenses.

Research and development expenses for the year ended December 31, 1998 decreased 8% or $37,135 to $424,335 from $461,470 for the year ended December 31, 1997. Research and development as a percentage of sales decreased from 8.5% to 7.2%, reflecting lower costs of supplies in the year ended December 31, 1998 and lower machine prototype costs associated with the development of the PCS in the year ended December 31, 1998 compared to the year ended December 31, 1997.

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


Interest income for the year ended December 31, 1998 decreased 18% to $68,271 from $83,222 for the year ended December 31, 1997. This $14,951 decrease results from lower cash and short-term investment balances as a result of investment of cash in the operations of the Company. A total of $45,312 per year of interest income in both the year ended December 31, 1998 and the year ended December 31, 1997 was non-cash interest accrued from notes receivable from officers and former employees of the Company.

Interest expense for the year ended December 31, 1998 decreased 40% to $5,074 from $8,467 in the year ended December 31, 1997. This decrease reflects management's decision to repay all the Company's outstanding notes payable in the second quarter of 1998.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II (CONTINUED)

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

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the provisions of this Statement effective January 1, 1998. Based upon a review of its operations, management believes that the Company operated in only one reportable segment at December 31, 1999.

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

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted the provisions of this Statement effective January 1, 2000. As the Company has not engaged, and does not plan to engage, in derivative or hedging activities, adoption of this Statement will not have a material impact on the Company's financial condition or results of operations.

RECENT BUSINESS DEVELOPMENTS

The Company on January 25, 2000 was awarded a patent entitled "Cleaning Compositions and Methods for Cleaning Resin and Polymeric Materials used in Manufacture". The art disclosed in this patent is intended to be used for the cleaning of articles used in the manufacture of ophthalmic lenses, semiconductor devices and other industrial processes that require cleaning of polymers and resins.

Recent developments in the electronic assembly marketplace indicate a trend for manufacturers to outsource their production to contract manufacturers. The Company has traditionally sold both to original equipment manufacturers and contract manufacturers and this trend may result in more consolidation of the cleaning processes. This consolidation may have an effect on shrinking the overall cleaning market. In addition because contract manufacturers use a number of production and cleaning techniques, cleaning opportunities may shift from larger applications using in-line conveyorized machines to smaller applications using batch cleaning processes. This trend towards batch cleaning processes may also be accelerated by the growth in more miniaturized electronic products. The Company has historically participated in the batch cleaning market, and the Company anticipates continuing to emphasize the development of new products and processes for this growing segment of the marketplace.

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

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II (CONTINUED)

cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

YEAR 2000 DISCLOSURE

Prior to January 1, 2000, the Company conducted significant testing and planning and implemented certain system upgrades to address potential malfunctions by its internal computing, communication and non-computations systems such as embedded chip technology, microprocessors and specific function chips related to calendar dates after December 31, 1999. The Company has not experienced any material Year 2000 disruptions or malfunctions, and has not been informed of any material Year 2000 disruptions or malfunctions experienced by any of its significant vendors or customers, or by the municipal agencies that provide services to the Company. The Company will continue to monitor its internal operations and its significant vendors and customers with respect to Year 2000 problems and intends to take appropriate measures to prevent or alleviate any malfunction or failures identified. Based upon the Company's operation thus far during the Year 2000, the Company does not anticipate that it will experience any material problems related to the Year 2000; however, no assurance can be given that this will be the case.

The Company estimates that it spent less than $15,000 on its assessment of vendors and suppliers in its assessment and modification of the Company's systems to accommodate the Year 2000 century change.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have been the remaining proceeds from its initial public offering in 1995 and cash flows from operations. The Company's primary uses of funds are the funding of research and development of new product lines, purchase of capital equipment, sales and marketing activities.

As of December 31, 1999, the Company had working capital of $1,247,429, compared to $1,241,818 as of December 31, 1998, representing an increase of $5,611. This increase results primarily from increases in cash, inventory and other receivables, offset by decreases in year-end receivables and to insignificant changes in total accounts payable. Management attributes increases in cash and inventory to the Company's strategy to prepare for the year 2000 change.

Cash provided by operations was $191,030 in the year ended December 31, 1999, an increase of $142,651 from $48,379 of cash provided by operations in the year ended December 31, 1998. This increase is the result of the write-off of interest receivable from related parties, normal depreciation charges, decreases in accounts receivable balances offset by increases in inventory and other current assets.

Cash used by investing activities of $131,107 for the year ended December 31, 1999, represented a decrease of $20,013 as compared to cash used by investing activities during the year ended December 31, 1998 of $151,120. This change is primarily due to the purchase of fixed assets, mostly in the form of computers and the continued expenditure on the pursuit of patent and trademark rights in the US and in countries around the world.

Capital expenditures for the year ended December 31, 1999 decreased 61% to $82,206 from $207,783 for the year ended December 31, 1998. This decrease of $125,577 is attributed to reduced capital spending on office additions and build-outs of both the Nashville, Tennessee and Manchester, New Hampshire Cleaning Application and Evaluation Centers, which were completed during 1998. Capital expenditures for patents increased slightly for the year ended December 31, 1999 to $ 48,901 from $42,545 in the year ended December 31, 1998. This increase is the result of execution of the Company's strategy to protect its technology and trademarks.

Cash provided by financing activities of $5,201 for the year ended December 31, 1999, represented an increase of $89,323 from cash used by financing activities of $84,122 during the year ended December 31, 1998. There were no long term notes requiring payment during 1999 and additionally the Company received proceeds of $5,794 from the exercise of stock options.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through December 31, 2000. The Company's cash requirements for the year 2000 and beyond will depend primarily upon the level of sales of chemical products, product development, product procurement, sales and marketing expenditures, timing of potential acquisitions and capital expenditures. If the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, deterioration of customer base, financial condition or otherwise), the Company may have to seek additional financing from public or private debt and equity markets. There can be no assurance, however, that these sources will be

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II (CONTINUED)

available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. In addition the Company's recent delisting of its common stock from the Nasdaq SmallCap market may impact the ability of the Company to obtain equity financing on terms favorable to the Company. Further, there can be no assurance that the Company will obtain a credit facility on favorable terms if financing of the Company's cash requirements becomes necessary. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategy, which would create additional financing needs for the Company.

The Company sells its products to customers involved in a variety of industries including electronics, optics, semiconductors and aerospace. The Company performs continuing credit evaluations of its customers and does not require the pledging of collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area.

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers of the Company. In 1999, the Company imported up to approximately 35% of its raw material purchases from foreign sources, the largest being China. Recent trade negotiations between the United States and China has lead President Clinton to submit legislation to Congress to extend Permanent Normal Trade Relations (PNTR) status to the People's Republic of China. Ratification of this legislation will make it easier to import and export products between the two countries and may expedite China's eventual entry into the World Trade Organization. The Company believes ratification of this legislation should mitigate some of the potential risk of importing materials from China. In the event that Congress fails to approve the pending legislation, the Company will continue to obtain a large portion of these raw materials domestically and has contingency plans if Chinese sources are no longer able to provide these raw materials.

KYZEN CORPORATION
-------------------------------------------------------------------------------
PART II (CONTINUED)

ITEM 7.           FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----

Report of Independent Accountants                                                                             15

Balance Sheet as of December 31, 1999 and 1998                                                                16

Statement of Operations for the years ended December 31, 1999 and 1998                                        17

Statement of Changes in Shareholders' Equity for the years ended December 31, 1999 and 1998                   18

Statement of Cash Flows for the years ended December 31, 1999 and 1998                                        19

Notes to Financial Statements                                                                                 20

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Kyzen Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Kyzen Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Nashville, Tennessee
February 7, 2000

KYZEN CORPORATION
-------------------------------------------------------------------------------
BALANCE SHEET

                                                                               DECEMBER 31,
                                                                         1999                1998
                                                                     ------------        ------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $    589,039        $    523,915
     Accounts receivable, net of allowance for doubtful accounts
         of $8,334 in 1999, and $8,160 in 1998                            650,639             831,717
     Inventory                                                            445,438             345,898
     Other                                                                 69,605              46,093
                                                                     ------------        ------------
         Total current assets                                           1,754,721           1,747,623

Property and equipment, net                                               673,545             861,521
Patents, net                                                              210,040             177,150
Interest receivable from related parties                                       --             215,463
                                                                     ------------        ------------

         Total assets                                                $  2,638,306        $  3,001,757
                                                                     ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligation                     $         --        $        593
     Accounts payable and accrued expenses                                505,832             503,951
     Accounts payable to related parties                                    1,460               1,261
                                                                     ------------        ------------
         Total current liabilities                                        507,292             505,805

                                                                     ------------        ------------
         Total liabilities                                                507,292             505,805
                                                                     ------------        ------------

Commitments and contingencies (Note 10)
Shareholders' equity:
     Preferred Stock, $0.01 par value in 1999 and $0.001 in 1998,
         10,000,000 shares authorized, no shares issued or
         outstanding in 1999 and 1998; 100,000 of which have
         been designated series A Junior Participating Preferred               --                  --
         Stock
     Common Stock, $0.01 par value, 40,000,000 shares
         authorized, 5,100,014 shares issued and outstanding, in
         1999                                                              51,001
     Class A Common Stock, $0.01 par value, 30,000,000 shares
         authorized, 5,006,781 shares issued and outstanding in
         1998                                                                                  50,068
     Class B Redeemable Common Stock, $0.001 par value,
         1,500,000 shares authorized, no shares issued or
         outstanding in 1999 or 1998                                           --                  --
     Class C Redeemable Common Stock, $0.001 par value,
         1,000,000 shares authorized, no shares issued or
         outstanding in 1999 or 1998                                           --                  --
     Additional paid-in capital                                         5,299,494           5,294,633
     Treasury stock, at cost                                                 (313)               (313)
     Accumulated deficit                                               (3,219,168)         (2,848,436)
                                                                     ------------        ------------
         Total shareholders' equity                                     2,131,014           2,495,952
                                                                     ------------        ------------

         Total liabilities and shareholders' equity                  $  2,638,306        $  3,001,757
                                                                     ============        ============



   The accompanying notes are an integral part of the financial statements
-------------------------------------------------------------------------------

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                                           FOR THE YEAR ENDED
                                                                              DECEMBER 31,

                                                                         1999                1998
                                                                     ------------        ------------


Net sales                                                            $  5,759,850        $  5,877,974

Cost of sales                                                           2,454,502           2,536,880
                                                                     ------------        ------------

Gross profit                                                            3,305,348           3,341,094

Operating costs and expenses:

         Selling, marketing, general and administrative expenses        3,074,422           2,912,453

         Research and development expenses                                406,166             424,335
                                                                     ------------        ------------

                  Total operating expenses                              3,480,588           3,336,788
                                                                     ------------        ------------

                  Operating income (loss)                                (175,240)              4,306

Other income (expense):

         Interest income                                                   60,738              68,271

         Interest expense                                                (256,230)             (5,074)
                                                                     ------------        ------------

                  Total other income (expense)                           (195,492)             63,197
                                                                     ------------        ------------

Net income (loss)                                                    $   (370,732)       $     67,503
                                                                     ============        ============


         Earnings (loss) per share - basic                           $      (0.07)       $       0.01
                                                                     ============        ============

         Earnings (loss) per share - diluted                         $      (0.07)       $       0.01
                                                                     ============        ============

         Weighted average shares outstanding
                  - basic                                               5,016,398           5,006,681

         Weighted average shares outstanding
                  - diluted                                             5,016,398           5,086,409





   The accompanying notes are an integral part of the financial statements
-------------------------------------------------------------------------------

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                       (CLASS A - 1998)         ADDITIONAL
                                         COMMON STOCK            PAID-IN        TREASURY     STOCK       ACCUMULATED
                                     SHARES        AMOUNT        CAPITAL         SHARES     AMOUNT         DEFICIT        TOTAL
                                  ----------     ----------     ----------      --------    -------     ------------  -------------

Balance at December 31, 1997       5,006,681     $   50,068     $5,294,633        100       $(313)    $ (2,915,939)   $  2,428,449

Issuance of Stock

Net Income                                                                                                                  67,503
                                   ---------     ----------      ---------        ---       -----      -----------    ------------
Balance at December 31, 1998       5,006,681         50,068      5,294,633        100        (313)      (2,848,436)      2,495,952

Exercise of Stock Options             93,333            933         16,567                                                  17,500

Officer Loan Contra Account                                        (17,500)                                                (17,500)

Issuance of stock options
pursuant to a consulting
 agreement
                                                                     5,794                                                   5,794
Net Loss                                                                                                  (370,732)       (370,732)

                                   ---------     ---------      ----------        ---       ------    ------------    ------------
Balance at December 31, 1999       5,100,114     $  51,001      $5,299,494        100       $ (313)   $ (3,219,168)   $  2,131,014
                                   =========     =========      ==========        ===       ======    ============    ============





   The accompanying notes are an integral part of the financial statements
-------------------------------------------------------------------------------

KYZEN CORPORATION
-------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                                        FOR THE YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                        1999           1998
                                                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                              $   (370,732)  $     67,503
         Depreciation and amortization                                                   286,193        287,032
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         (Increase) decrease in accounts receivable                                      181,078        (29,317)
         Decrease in costs and estimated losses in excess of billings on
              uncompleted contracts                                                           --          7,155
         Increase in inventory                                                           (99,540)       (13,531)
         Increase in other current assets                                                (23,512)       (17,201)
         Decrease (increase) in interest receivable from related parties                 215,463        (45,312)
         Increase (decrease) in accounts payable and accrued expenses                      2,080       (207,950)
                                                                                    ------------   ------------

                  Net cash provided by operating activities                              191,030         48,379
                                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in short-term investments                                                       --         99,208
     Purchase of fixed assets                                                            (82,206)      (207,783)
     Purchase of patent rights and related expenditures                                  (48,901)       (42,545)
                                                                                    ------------   ------------

                  Net cash used by investing activities                                 (131,107)      (151,120)
                                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Stock Options                                                             5,794             --
     Payments of Long Term Debt                                                             (593)            --
     Payment on note payable                                                                  --        (77,990)
     Payment on capital lease obligation                                                      --         (6,132)
                                                                                    ------------   ------------

                  Net cash provided (used) by financing activities                         5,201        (84,122)
                                                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      65,124       (186,863)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           523,915        710,778
                                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $    589,039   $    523,915
                                                                                    ============   ============


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash used for interest payments was $338 in 1999 and $5,074 in 1998. The Company paid no income taxes in 1999 or 1998. During 1999, certain officers of the Company exercised options to purchase 93,333 shares of common stock in the amount of $17,500 by each such officer executing a promissory note payable to the Company.





   The accompanying notes are an integral part of the financial statements
-------------------------------------------------------------------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


NOTE 1     -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Kyzen Corporation ("Kyzen" or the "Company") was incorporated under the laws of the State of Utah on March 9, 1990. On May 26, 1999 the Company reincorporated under the laws of Tennessee. Kyzen was formed to develop environmentally safe chemical solutions to replace ozone-depleting chlorinated solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Sales of such equipment and maintenance services totaled 4% of net sales in 1999 and 3% of net sales in 1998. Typically these products are sold as separate items and are integrated into a cleaning process by the customer, or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire. The Company's operations are conducted within one reportable business segment. Sales to customers outside the United States totaled $699,583 in 1999 and $807,680 in 1998, representing approximately 12% of net sales in 1999 and 14% of net sales in 1998. No individual customer or foreign country accounted for more than 10% of the Company's revenue in 1999 or 1998.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers securities with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

By Company policy, short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. government and its agencies and other short-term investment funds. The Company has classified all of its investments in debt and equity securities as trading securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities." In accordance with SFAS No. 115, the Company records its investments at fair value and recognizes unrealized holding gains and losses in earnings. Unrealized gains and losses recognized in earnings during 1998 were not significant. There were no short-term investments outstanding at December 31, 1999. Fair value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

CONCENTRATION OF CREDIT RISK

The Company sells its products to customers involved in a variety of industries including electronics and computers. Kyzen performs continuing credit evaluations of its customers and does not require customers to pledge collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area.

REVENUE RECOGNITION

Revenue from sales of chemical products or services is recognized based upon shipment of products or performance of services. Revenues and profits for certain equipment contracts are recorded using the percentage of completion method based on the product type, contract size and duration of the time to completion. The percentage of completion is determined by relating the actual costs of work performed to date to the current estimated total cost of the respective contracts. Revenues and profits on all other contracts are recorded as shipment is made. If estimated total costs on any of these contracts indicate a loss, the entire amount of the estimated loss is recognized immediately.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying values of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

INVENTORIES

Inventories are valued at the lower of cost or market value with cost determined using the weighted average, first in, first out (FIFO) method.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


INCOME TAXES

Deferred income taxes provided for the temporary differences between the financial reporting basis and the income tax basis of the Company's assets and liabilities.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives (2 to 12 years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

PATENT COSTS

Patent costs, including the purchase of patent rights (Note 10) and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 17 years. Accumulated amortization was $81,383 and $65,372 at December 31, 1999 and 1998, respectively.

IMPAIRMENT OF VALUE

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows before consideration of interest expense. As of December 31, 1999, the Company determined that certain long lived assets of the company had been impaired and subsequently made adjustments to write off the carry value of those assets to reflect the changes. During 1998, the Company determined that no long-lived assets were impaired.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

ADVERTISING COSTS

Costs incurred for producing and communicating advertising are expensed in the period incurred and totaled $167,733 in 1999 and $173,506 in 1998.

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

EARNINGS PER SHARE

Effective December 31, 1997, SFAS No. 128, "Earnings per Share" requires a dual presentation of earnings per share, basic and diluted. Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding, including the dilutive effects of common stock options using the treasury stock method of 79,728 in 1998. Because the Company incurred a net loss in 1999, the effect of common stock options were not included in the computation of diluted earnings per share as such effect was anti-dilutive.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by the Company on January 1, 1998. SFAS No. 130 requires presentation of comprehensive income and its components in the financial statements. The Company did not have any other components of comprehensive income other than net income (loss) in 1999 and 1998.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


NOTE 2     -   NOTES RECEIVABLE

Certain key executives and former employees of the Company exercised stock options during 1994 by executing non-recourse promissory notes payable to the Company. The notes bear interest at 5% per year and are secured by the Company's stock held by such employees. Both principal and interest were due January 2000. Due to collectibility concerns and the value of the Kyzen Common Stock which secured these notes, the Company decided to write-off the interest receivable on these notes as of December 31, 1999. These notes have also been written off and the shares of Common Stock were returned to the Company during the first quarter of 2000. Additionally, during 1999, certain key executives of the Company exercised options to purchase 93,333 shares of the Company's common stock by executing non-recourse promissory notes payable to the Company. The notes bear interest at 5% per year and are secured by the Company's common stock held by such employees. The interest income is being withheld from the applicable executives' paychecks. The total dollar amount of the stock exercised (based on the exercise price contained within the related options) is $17,500.

NOTE 3     -   INVENTORY

Inventory consists of the following:

                                                                 DECEMBER 31,
                                                         1999                    1998
                                                      ----------              ----------
Raw materials                                         $  294,042              $  194,242
Work in process                                            1,705                   1,705
Finished goods                                           149,691                 149,951
                                                      ----------              ----------

                                                      $  445,438              $  345,898
                                                      ==========              ==========

NOTE 4     -   PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                 DECEMBER 31,
                                                         1999                    1998
                                                      ----------              ----------
Manufacturing equipment                               $  620,835              $  611,892
Office furniture and fixtures                            399,157                 339,902
Demonstration equipment                                  413,614                 410,166
Leasehold improvements                                   277,574                 267,014
                                                      ----------              ----------

                                                       1,711,180               1,628,974
Less-accumulated depreciation                         (1,037,635)               (767,453)
                                                      ----------              ----------

                                                      $  673,545              $  861,521
                                                      ==========              ==========

Assets under capital lease amounted to $-0- at December 31, 1999 and $17,008 at December 31, 1998. Depreciation expense totaled $286,193 in 1999 and $287,032 in 1998.

NOTE 5     -   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                 DECEMBER 31,
                                                         1999                    1998
                                                      ----------              ----------

Accounts payable                                      $  329,587              $  362,602
Salaries, wages and commissions                           21,035                  22,891
Accrued expenses                                         155,210                 118,458
                                                      ==========              ==========

                                                      $  505,832              $  503,951
                                                      ==========              ==========

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


NOTE 6     -   NOTES PAYABLE

CAPITAL LEASE AND CREDIT FACILITY OBLIGATIONS

The Company had no Credit Facility obligations or fees in 1999 or 1998. During 1999, the Company made final payments on all outstanding capital leases. In 1999 the Company had discussions with potential lenders to obtain a credit facility to replace the credit facility terminated by the Company in April 1998. A replacement credit facility was expected to be in place prior to the end of 1999. However, recent operating losses may make it more difficult to obtain a credit facility if needed for liquidity purposes with terms favorable to the Company. There can be no assurance that the Company will be able to obtain another credit facility or that, if obtained, it will be on terms favorable to the Company.

NOTE 7     -   CAPITAL STOCK

COMMON STOCK

On April 28, 1999 the Shareholders of the Company approved an amendment to the Articles of Incorporation to change the capital structure of the Company. The amended structure provides for capitalization of 40,000,000 authorized shares of common stock, $.01 par value per share (the "Common Stock").

The Company's Restated Charter authorizes a single class of common stock. The incumbent structure before 1999 divided the common stock into three (3) classes:
Class A Common Stock, Class B Redeemable Common Stock and Class C Redeemable Common Stock. Prior to the amendment, the Company was authorized to issue 30,000,000 shares of Class A common stock, $0.01 par value, 1,500,000 shares of $0.001 par value Class B redeemable common stock and 1,000,000 shares of Class C Redeemable Common Stock, $0.001 par value.


The term "(Class A) Common Stock" in this document refers to Class A Common Stock issued and outstanding prior to the amendment and those same shares issued and outstanding as Common Stock subsequent to the amendment. As indicated in
Note 2, certain officers of the Company executed non-recourse promissory notes in 1994 payable to the Company as payment for the exercise of stock options. The total number of shares issued for these promissory notes was 322,227 with a value of $906,263. These shares were returned in the first quarter of 2000. Had these shares been returned on December 31, 1999 (and thus not considered outstanding), the net loss per share would have increased slightly (due to the anti-dilutive effect of such return)."

WARRANTS

In conjunction with its initial public offering in 1995, the Company issued warrants to purchase 1,650,000 shares of (Class A) Common Stock at an exercise price of $5.00 per share. The warrants are exercisable from February 4, 1996 through August 4, 2002. The warrants are subject to redemption by the Company at $0.05 per warrant at any time on thirty days prior written notice, provided that the closing price or the closing bid quotation for the (Class A) Common Stock has equaled or exceeded $7.50 for ten trading days. All warrants remained outstanding at December 31, 1999.

PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.01 per share. The Board of Directors is authorized to establish the terms and rights of the preferred stock. On April 28, 1999, the Shareholders of the Company approved an amendment to the Articles of Incorporation to change the par value of the Preferred Stock from $0.001 to $0.01 per share. The terms of any Preferred Stock to be authorized, including dividend rates, conversion prices, voting rights, redemption prices, and similar matters, will be determined by the Board of Directors.

As of December 31, 1999 there were no preferred shares issued or outstanding.

STOCK OPTIONS

The Company has an incentive stock option plan. Under this plan, officers, directors and other key employees may be granted options, each of which allows for the purchase of shares of the Company's (Class A) Common Stock. The per share price of the options granted under the plan is equal to the estimated fair value of the (Class A) Common Stock on such date as determined by the Board of Directors, except for options granted to 10% or greater shareholders for which the per share price is 110% of the estimated fair value. Under the plan, the Company has reserved 600,000 shares of (Class A) Common Stock for issuance upon exercise of the options. The stock options have terms of five to ten years from the date of the grant and vest ratably over a three-year period, except for options granted to directors, which vest

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


immediately upon grant. In 1993 the Company also granted options to purchase 106,666 shares of the Company's (Class A) Common Stock to three employees under a prior non-qualified plan. As of December 31, 1999 all those options have been exercised. In 1999 the Company granted 250,000 non-qualified options to Institutional Equity Corporation (formerly Redstone Securities) at prices ranging from $0.50 to $3.00 as compensation for future financial advisory services. The Company recognized $5,794 as compensation expense in the quarter ending December 31, 1999 as fair market value of this grant.

In accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation costs for options issued to employees and directors. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                                                               1999                       1998
                                                                          -------------               -------------

Net income (loss), reported                                               $    (370,732)              $      67,503

Net loss, pro forma                                                            (498,810)                   (124,622)
Net income (loss), per share reported (basic and diluted)                         (0.07)                       0.01
Net loss per share, pro forma (basic and diluted)                                 (0.10)                      (0.03)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

                                                                               1999                       1998
                                                                          -------------               -------------

Expected dividend yield                                                               0%                          0%
Expected stock price volatility                                                    87.5%                         75%
Risk-free interest rate                                                             5.6%                        6.2%
Expected life of options                                                     1-10 years                  5-10 years

The weighted average fair value at date of grant for options granted during 1999 and 1998 was $ 0.20 and $1.18 per option, respectively. Stock option transactions were as follows:

                                                                                                    WEIGHTED AVERAGE
                                                                        NUMBER OF SHARES             EXERCISE PRICE
                                                                        ----------------             --------------
OUTSTANDING, DECEMBER 31, 1997                                                  508,383               $        2.51
Granted                                                                          91,100                        1.49
Exercised                                                                            --                          --
Forfeited                                                                       (35,333)                       3.17
                                                                          -------------               -------------
OUTSTANDING, DECEMBER 31, 1998                                                  564,150               $        2.30
Granted                                                                         386,867                        1.61
Exercised                                                                       (93,333)                       0.18
Forfeited                                                                       (76,634)              $        2.96
                                                                          -------------               -------------

OUTSTANDING, DECEMBER 31, 1999                                                  781,050               $        2.15
                                                                          =============               =============

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                       OPTIONS OUTSTANDING                                                     OPTIONS EXERCISABLE
--------------------------------------------------------------------------------   -------------------------------------------
RANGE OF                                    WEIGHTED AVERAGE         WEIGHTED                                     WEIGHTED
EXERCISE                   NUMBER         REMAINING CONTRACTUAL       AVERAGE                NUMBER               AVERAGE
PRICES                   OUTSTANDING              LIFE            EXERCISE PRICE           EXERCISABLE         EXERCISE PRICE
                                                 (YEARS)
--------------------------------------------------------------------------------   -------------------------------------------

$0.50 - 0.75                 143,400               4.9                 $  0.62                107,000            $  0.57
1.00 - 1.38                  124,900               3.9                    1.12                113,239               1.11
1.69 - 2.00                  128,800               5.1                    1.87                107,348               1.89
2.81 - 3.99                  383,450               4.0                    3.14                383,450               3.14
   4.50                          500               4.0                    4.50                    500               4.50
                             -------                                                          -------
                             781,050                                                          711,537
                             =======                                                          =======

NOTE 8     -   RETIREMENT PLAN

The Company implemented the Kyzen Corporation 401(k) Retirement Plan (the "Plan") in 1997. Following initial enrollment, employees become eligible to participate in the Plan after 90 days of their initial employment. Employees may contribute as little as 1% or up to 20% of their salary to the Plan. The Company pays all expenses of the Plan and matches employee contributions on a discretionary basis in such amounts as are determined by the Company's Board of Directors. Matches of employee contributions are available to the employee based on a 6 year vesting schedule that is prorated at different percentages for each year vested. The Company did not match or make other contributions to the Plan during 1999 nor 1998. The Plan expense for 1999 and 1998 was $2,986 and $3,334 respectively.

NOTE 9     -   INCOME TAXES

The Company did not record a provision for income taxes in 1998 due to the availability of net operating loss carryforwards to offset taxable income and in 1999 due to the Company's net loss. A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                                                        DECEMBER 31,
                                                                              1999                        1998
                                                                          -------------               -------------

Income tax provision at statutory rate                                    $    (126,049)              $      22,951
State income taxes, net of federal tax provision                                 (9,543)                      1,738
Research and development credit, net of federal tax provision                   (15,913)                    (20,308)
Other                                                                            15,841                      (1,316)
Adjustments of prior years' taxes                                                95,177                          --
Change in valuation allowance                                                    40,487                      (3,065)
                                                                          -------------               -------------

Total income tax provision                                                $          --               $          --
                                                                          =============               =============

Significant components of the Company's deferred tax assets at December 31, 1999 and 1998 are as follows:

                                                                                        DECEMBER 31,
                                                                              1999                        1998
                                                                          -------------               -------------

Net operating loss carryforwards                                          $     786,509               $     756,629
Research and development credits                                                156,142                     134,593
Other                                                                            10,899                      21,841
                                                                          -------------               -------------

Deferred tax assets                                                             953,550                     913,063
Valuation allowance                                                            (953,550)                   (913,063)
                                                                          -------------               -------------

Net deferred tax assets                                                   $          --               $          --
                                                                          =============               =============

At December 31, 1999, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $2,151,000. The carryforwards expire between 2007 and 2014. The Company has provided a valuation

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


allowance for the entire balance of its deferred tax assets, including its net operating loss carryforwards, due to the uncertainty of future realization.

NOTE 10    -   COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company conducts its operations from facilities under two operating lease agreements. The lease of the New Hampshire facility terminates in May 2000 with an option to renew for one year, and the lease of the Tennessee facility terminates in February 2001 with an option to renew for two years. As of December 31, 1999, future annual rental payments are summarized as follows (The table omits payment if the option is exercised):

            2000                  $ 110,550
            2001                      8,000
            2002                        -0-

Total rent expense was $132,425 in 1999 and $132,882 in 1998. Included in rent expense for 1999 and 1998 is approximately $97,462 and $96,536, respectively, of rent paid to a shareholder.

PATENTS

The Company's original patents were for products developed by a founder of the Company while employed by Bix Manufacturing Company ("Bix") and Delphi Automotive Systems ("Delphi", formerly Delco Electronics, a division of General Motors). The joint effort was undertaken to develop a more effective non-chlorinated fluorocarbon cleaning solvent which would be environmentally neutral. A patent was applied for jointly by Bix and Delphi in 1989. The Company purchased the patent rights from Bix in 1990 and two patents were subsequently issued jointly to Kyzen and Delphi in the United States. Delphi retained the right to use chemistry developed under the patent and the Company retains the right to market the patented technology. However, if the Company enters into a license or royalty arrangement for the patented technology, the resulting license fee or royalty revenues will be shared jointly between Delphi and the Company.


The Company is also required to pay royalties to Bix, a shareholder of the Company. Royalties are based on 2% of revenues related to the patented chemistry, and amounted to $41,100 and $46,675 in 1999 and 1998, respectively. The Company is currently settling its royalty obligation through consulting services performed by the Company. In addition the Company also pays a royalty to Honeywell International, Inc. (formerly AlliedSignal) for the sale of products under a licensing arrangement made with Honeywell. The royalty is based on a percentage of sales made by Kyzen under the agreement. In 1999, these royalty payments were less than $50,000.


NOTE 11    -   RELATED PARTY TRANSACTIONS

The Company purchased approximately $204,000 and $188,000 of advertising, investor relations, rent and transportation services from shareholders 1999 and 1998, respectively.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART II (CONTINUED)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF  THE EXCHANGE ACT.

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2000.


ITEM 10.          EXECUTIVE COMPENSATION

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2000.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2000.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2000.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------

     Exhibit  2.1          Articles of Merger of Kyzen Corporation into Kyzen
                           Acquisition Corporation, as filed with the Tennessee
                           Secretary of State as of May 25, 1999
     Exhibit  2.2          Articles of Merger of Kyzen Corporation into Kyzen
                           Acquisition Corporation, as filed with the Utah
                           Secretary of State as of May 26, 1999
     Exhibit  3.1          Registrant's Amended and Restated Charter (6)
     Exhibit  3.2          Amended Bylaws of Registrant (6)
     Exhibit  4.1          Warrant and Registration Rights Agreement by and
                           among Kyzen Corporation, Paulson Investment Company,
                           Inc., Nutmeg Securities, Ltd. And LaJolla Securities
                           dated August 3, 1995 (1)
     Exhibit  4.5          Specimen of Common Stock Certificate (7)
     Exhibit  4.6          Specimen of Warrant Certificate (7)
     Exhibit  10.1         Lease Agreement, dated June 11, 1993, between Harding
                           Business Park, a partnership, and Registrant for
                           Registrant's headquarters and chemical manufacturing
                           facilities (1)
     Exhibit  10.3         Employee Agreements dated January 1, 1994 with
                           officers and key employees of Registrant (1)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit  10.4         1994 Employee Stock Option Plan* and forms of Stock
                           Option Grant, Acceptance and Exercise Notice and
                           Agreement (1)
     Exhibit  10.5         First Amendment to the 1994 Employee Stock Option
                           Plan* (1)
     Exhibit  10.6         Loan Agreements and 5% Promissory Notes between
                           officers and key employees and Registrant: (1)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      James J. Andrus
                                    (d)      Benjamin D. Wolfley*
                                    (e)      Thomas M. Forsythe*
     Exhibit  10.7         Purchase Agreement, dated May 1, 1990 between Bix
                           Manufacturing Company, Inc. and Registrant (1)
     Exhibit  10.8         Technology Exchange Agreement, dated December 17,
                           1993 between Bix Manufacturing Company, Inc. and
                           Registrant (1)
     Exhibit  10.20        Warrant Agreement between Kyzen Corporation and
                           American Stock Transfer & Trust Company (1)
     Exhibit  10.21        Reassignment of Patents to Bix Manufacturing Company,
                           Inc. (1)
     Exhibit  10.24        Lease Agreement, dated April 25, 1995 between
                           Five-Forty North Associates, a partnership, and the
                           Registrant for Registrant's offices, demonstration
                           facility, and equipment manufacturing facilities (2)
     Exhibit  10.25        Amended Lease Agreement, dated December 30, 1997,
                           between Five-Forty North Associates, a partnership,
                           and the Registrant for Registrant's offices,
                           demonstration facility, and equipment manufacturing
                           facilities (2)
     Exhibit  10.29        Amended Lease Agreement, dated April 1, 1998, between
                           Harding Business Park, a partnership, and the
                           Registrant for the Registrant's Nashville, TN
                           headquarters and chemical manufacturing facilities
                           (3)
     Exhibit  10.30        Rights Agreement, dated January 15, 1999, between
                           Kyzen Corporation and American Stock Transfer & Trust
                           (4)
     Exhibit  10.31        Form of Amendment No. 1 to Employment Agreements with
                           certain officers of the Company: (5)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*


KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)

         Exhibit 10.32     Consulting Agreement with Redstone Securities
         Exhibit 23.1      Consent of PricewaterhouseCoopers LLP
         Exhibit 27.1      Financial Data Schedule (for SEC use only)


         * Indicates a management contract or compensation plan or arrangement.

         (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
         (2) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (3) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (4) Filed as an exhibit to the Company's filing on Form 8-A dated January 15, 1999 previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (5) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (6) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
         (7) Filed as an exhibit to the Company's Registration Statement on Form S-3\A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(b)  Reports on Form 8-K

     During the fourth quarter of 1999 the Company filed no reports on Form 8-K.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                        Kyzen Corporation
            --------------------------------------------------------------------

By       /s/  Kyle J. Doyel
  -----------------------------------------------------------------------------
         Kyle J. Doyel, President, CEO (Principal Executive Officer), Director

Date:    March 20, 2000
         --------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By       /s/  Michael L. Bixenman
--------------------------------------------------------------------------------
         Michael  L. Bixenman, Chairman, Vice President, Director

Date:    March 20, 2000


By       /s/  Kyle J. Doyel
--------------------------------------------------------------------------------
         Kyle J. Doyel, President, CEO (Principal Executive Officer), Director

Date:    March 20, 2000


By       /s/  Thomas M. Forsythe
--------------------------------------------------------------------------------
         Thomas M. Forsythe, Vice President, Treasurer (Principal Accounting Officer and Principal Financial Officer), Director

Date:    March 20, 2000


By       /s/  John A. Davis III
--------------------------------------------------------------------------------
         John A. Davis, III, Director

Date:    March 20, 2000


By       /s/  James A. Gordon
--------------------------------------------------------------------------------
         James A. Gordon, Director

Date:    March 20, 2000


By       /s/  Janet Korte Baker
--------------------------------------------------------------------------------
         Janet Korte Baker, Director

Date:    March 20, 2000

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)

                                   EXHIBIT INDEX AND EXHIBITS
                                   --------------------------
         EXHIBIT NO.                      DESCRIPTION
         -----------                      -----------

         Exhibit  2.1      Articles of Merger of Kyzen Corporation into Kyzen
                           Acquisition Corporation, as filed with the Tennessee
                           Secretary of State as of May 25, 1999
         Exhibit  2.2      Articles of Merger of Kyzen Corporation into Kyzen
                           Acquisition Corporation, as filed with the Utah
                           Secretary of State as of May 26, 1999
         Exhibit  3.1      Registrant's Amended and Restated Charter (6)
         Exhibit  3.2      Amended Bylaws of Registrant (6)
         Exhibit  4.1      Warrant and Registration Rights Agreement by and
                           among Kyzen Corporation, Paulson Investment Company,
                           Inc., Nutmeg Securities, Ltd. And LaJolla Securities
                           dated August 3, 1995 (1)
         Exhibit  4.5      Specimen of Common Stock Certificate (7)
         Exhibit  4.6      Specimen of Warrant Certificate (7)
         Exhibit  10.1     Lease Agreement, dated June 11, 1993, between Harding
                           Business Park, a partnership, and Registrant for
                           Registrant's headquarters and chemical manufacturing
                           facilities (1)
         Exhibit  10.3     Employee Agreements dated January 1, 1994 with
                           officers and key employees of Registrant (1)
                                    (d)      Kyle J. Doyel*
                                    (e)      Michael L. Bixenman*
                                    (f)      Thomas M. Forsythe*
         Exhibit  10.4     1994 Employee Stock Option Plan* and forms of Stock
                           Option Grant, Acceptance and Exercise Notice and
                           Agreement (1)
         Exhibit  10.5     First Amendment to the 1994 Employee Stock Option
                           Plan* (1)
         Exhibit  10.6     Loan Agreements and 5% Promissory Notes between
                           officers and key employees and Registrant: (1)
                                    (f)      Kyle J. Doyel*
                                    (g)      Michael L. Bixenman*
                                    (h)      James J. Andrus
                                    (i)      Benjamin D. Wolfley*
                                    (j)      Thomas M. Forsythe*
         Exhibit  10.7     Purchase Agreement, dated May 1, 1990 between Bix
                           Manufacturing Company, Inc. and Registrant (1)
         Exhibit  10.8     Technology Exchange Agreement, dated December 17,
                           1993 between Bix Manufacturing Company, Inc. and
                           Registrant (1)
         Exhibit  10.20    Warrant Agreement between Kyzen Corporation and
                           American Stock Transfer & Trust Company (1)
         Exhibit  10.21    Reassignment of Patents to Bix Manufacturing Company,
                           Inc. (1)
         Exhibit  10.24    Lease Agreement, dated April 25, 1995 between
                           Five-Forty North Associates, a partnership, and the
                           Registrant for Registrant's offices, demonstration
                           facility, and equipment manufacturing facilities (2)
         Exhibit  10.25    Amended Lease Agreement, dated December 30, 1997,
                           between Five-Forty North Associates, a partnership,
                           and the Registrant for Registrant's offices,
                           demonstration facility, and equipment manufacturing
                           facilities (2)
         Exhibit  10.29    Amended Lease Agreement, dated April 1, 1998, between
                           Harding Business Park, a partnership, and the
                           Registrant for the Registrant's Nashville, TN
                           headquarters and chemical manufacturing facilities
                           (3)
         Exhibit  10.30    Rights Agreement, dated January 15, 1999, between
                           Kyzen Corporation and American Stock Transfer & Trust
                           (4)
         Exhibit  10.31    Form of Amendment No. 1 to Employment Agreements with
                           certain officers of the Company: (5)
                                    (d)      Kyle J. Doyel*
                                    (e)      Michael L. Bixenman*
                                    (f)      Thomas M. Forsythe*

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)

         Exhibit  10.32    Consulting Agreement with Redstone Securities

         Exhibit  23.1     Consent of PricewaterhouseCoopers LLP

         Exhibit  27.1     Financial Data Schedule (for SEC use only)


         * Indicates a management contract or compensation plan or arrangement.

         (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
         (2) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (3) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (4) Filed as an exhibit to the Company's filing on Form 8-A dated January 15, 1999 previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (5) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (6) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
         (7) Filed as an exhibit to the Company's Registration Statement on Form S-3\A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.