Form 10QSB
period 2000-03-31
KYZEN CORP
filed 2000-05-12
CIK 944727

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)                       FORM 10-QSB

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                      March 31, 2000


[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to

Commission file number                                    000-26434

                                Kyzen Corporation
                   (Exact Name of the Small Business Issuer as
                            Specified in Its Charter)

            Tennessee                                             87-0475115
  (State or Other Jurisdiction of                              (IRS Employer
  Incorporation or Organization)                             Identification No.)

                430 Harding Industrial Drive, Nashville, TN 37211
                    (Address of Principal Executive Offices)

                                 (615) 831-0888
                (Issuer's Telephone Number, Including Area Code)


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

          4,777,787 shares of Common Stock, $0.01 par value per share, outstanding as of May 2, 2000


Transitional Small Business Disclosure Format (Check one):
[ ] Yes    [X] No

INDEX

                                                                                         Page No.
                                                                                         --------
Part I Financial Information

       Item 1.    Financial Statements:

                    Balance Sheet as of March 31, 2000 (unaudited) and
                    December 31, 1999 (audited)                                               3

                    Statement of Operations for the three months ended
                    March  31, 2000 (unaudited) and 1999 (unaudited)                          4

                    Statement of Cash Flows for the three months ended
                    March 31,  2000 (unaudited) and 1999 (unaudited)                          5

                    Notes to Unaudited Financial Statements                                   6

       Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of  Operations                                                8


Part II  Other Information

       Item 1.    Legal Proceedings                                                          10

       Item 2.    Changes in Securities and Use of Proceeds                                  10

       Item 3.    Defaults Upon Senior Securities                                            10

       Item 4.    Submission of Matters to a Vote of Security Holders                        10

       Item 5.    Other Information                                                          10

       Item 6.    Exhibits and Reports on Form 8-K                                           10

KYZEN CORPORATION
BALANCE SHEET

ITEM 1.    FINANCIAL STATEMENTS

                                                                        MARCH 31,       DECEMBER 31,
                                                                         2000              1999
                                                                      -----------       -----------
ASSETS                                                                (UNAUDITED)
Current assets:
     Cash and cash equivalents                                        $   536,677       $   589,039
     Accounts receivable, net of allowance for doubtful accounts
         of $13,248 in 2000 and $9,345 in 1999                          1,028,675           650,639
     Inventory                                                            345,749           445,438
     Other current assets                                                  81,384            69,605
                                                                      -----------       -----------
         Total current assets                                           1,992,485         1,754,721

Property and equipment, net                                               654,779           673,545
Patents, net                                                              221,274           210,040
                                                                      -----------       -----------

         Total assets                                                 $ 2,868,538       $ 2,638,306
                                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                            $   646,486       $   505,832
     Accounts payable to related parties                                   17,365             1,460
                                                                      -----------       -----------
         Total current liabilities                                        663,851           507,292

                                                                      -----------       -----------
         Total liabilities                                                663,851           507,292
                                                                      -----------       -----------

Shareholders' equity:
     Preferred Stock, $0.01 par value per
         share, 10,000,000 shares
         authorized, no shares issued or
         outstanding at March 31, 2000 or
         December 31, 1999; 100,000 of which
         have been designated Series A Junior Participating                  --                --
         Preferred Stock
     Common Stock, $0.01 par value per
         share, 40,000,000 shares
         authorized, 4,777,787 and 5,100,014
         shares issued and
         outstanding at March 31, 2000 and December 31, 1999               47,778            51,001

     Additional paid-in capital                                         5,302,717         5,299,494
     Treasury stock, at cost                                                 (313)             (313)
     Accumulated deficit                                               (3,145,495)       (3,219,168)
                                                                      -----------       -----------
         Total shareholders' equity                                     2,204,687         2,131,014
                                                                      -----------       -----------
         Total liabilities and shareholders' equity                   $ 2,868,538       $ 2,638,306
                                                                      ===========       ===========


    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
STATEMENT OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,

                                                                2000              1999
                                                             -----------      -----------
                                                             (UNAUDITED)

Net sales                                                    $ 1,690,920      $ 1,604,094

Cost of sales                                                    767,762          673,371
                                                             -----------      -----------
Gross profit                                                     923,158          930,723

Operating costs and expenses:

         Selling, marketing, general and administrative          751,012          767,414

         Research and development expenses                       101,860          103,765
                                                             -----------      -----------
                  Total operating expenses                       852,872          871,179
                                                             -----------      -----------
                  Operating income                                70,286           59,544


Other income (expense)                                             3,387          (82,406)
                                                             -----------      -----------

Net income (loss)                                            $    73,673      $   (22,862)
                                                             ===========      ===========

         Earnings (loss) per share - basic                   $      0.02      $     (0.00)

         Earnings (loss) per share - diluted                        0.02            (0.00)

         Weighted average shares outstanding - basic           4,816,738        5,006,681

         Weighted average shares outstanding - diluted         4,818,169        5,006,681


    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
STATEMENT OF CASH FLOWS


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2000           1999
                                                                         ---------       ---------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $  73,673       $ (22,862)
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
         Depreciation and amortization                                      68,670          69,590
         Increase in accounts receivable                                  (378,036)       (106,353)
         Decrease (increase) in inventory                                   99,689         (16,926)
         Decrease (increase) in other current assets                       (11,779)         10,037
         Decrease in interest receivable from related parties                 --            87,181
         Increase in accounts payable and accrued expenses                 156,559          45,248
                                                                         ---------       ---------
                  Net cash provided (used) by operating activities           8,776          65,915
                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                              (45,502)        (37,241)
     Purchase of patent rights and related expenditures                    (15,636)        (18,039)
                                                                         ---------       ---------
                  Net cash used by investing activities                    (61,138)        (55,280)
                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                                         --              --
                                                                         ---------       ---------
                  Net cash used by financing activities                       --              --
                                                                         ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (52,362)         10,635
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           589,039         523,915
                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 536,677       $ 534,550
                                                                         =========       =========

    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1     BASIS OF PRESENTATION

BACKGROUND

Kyzen(R) Corporation ("Kyzen" or the "Company") was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufacturers and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Sales of such equipment totaled 2% and 3% of net sales in the three months ended March 31, 2000 and March 31, 1999, respectively. Typically these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one reportable segment. Sales to customers outside the United States totaled $378,916 or 22% of net sales in the three months ended March 31, 2000, and $181,516 or 11% of net sales in the three months ended March 31, 1999. One customer accounted for 13% of net sales during the first quarter of 2000. No other customer accounted for more than 10% of net sales for the period.

INTERIM FINANCIAL STATEMENTS

The interim balance sheet at March 31, 2000 and the interim statements of operations and of cash flows for the three months ended March 31, 2000 and 1999 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted, although management believes that the disclosures herein are adequate to make information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

SFAS No. 128 requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted earnings per share. Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of shares outstanding, including the dilutive effects of common stock options using the treasury stock method which resulted in an additional 11,842 shares outstanding in 2000. Because the Company incurred a net loss in 1999, the effect of common stock options was not included in the computation of diluted earnings per share as such effect was anti-dilutive.

KYZEN CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2     INVENTORY

                The following table details the components of inventory:


                        MARCH 31, 2000         DECEMBER 31, 1999
                        --------------         -----------------
                         (unaudited)
Raw Materials              $195,042              $294,042
Work in process               1,705                 1,705
Finished goods              149,002               149,691
                           ========              ========
Total Inventory            $345,749              $445,438
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

Under certain circumstances, the Plan allows each holder of Common Stock, other than the acquiring person or group, to receive upon exercise, the number of shares of Common Stock having a value equal to two times the Purchase Price.

NOTE 4     INCOME TAXES

No provision for income taxes has been included due to the availability of net operating loss carryforwards sufficient to cover the first quarter 2000 earnings.

KYZEN CORPORATION
PART II  OTHER INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Net sales for the quarter ended March 31, 2000 from all business activities increased approximately 5% or $86,826 to $1,690,920 as compared to $1,604,094 for the quarter ended March 31, 1999. While the growth in the core electronics assembly cleaning is currently in a slow period, we continued to grow our business with market penetration through new product innovations and effective execution by our field staff. International sales as a percentage of net sales increased from 11%, or $181,516 during the first quarter of 1999, to 22% or $378,916 during the first quarter of 2000 as certain customers completed manufacturing site changeovers and began to ramp up production in their new facilities.

Gross profit for the quarter ended March 31, 2000 decreased 1% or $7,565 to $923,158, as compared to $930,723 in the first quarter of 1999. This decrease is primarily due to increased sales of products with lower profit margins and increased international sales, which also typically have lower profit margins due to additional distribution cost.

Selling, marketing, general and administrative expenses for the quarter ended March 31, 2000 decreased 2% or $16,402 to $751,012 as compared to $767,414 for the quarter ended March 31, 1999. This decrease is the result of continuing efficient administrative operations including savings generated by using in-house personnel to generate and print our annual report.

Research and development expenses remained fairly constant for the quarter ended March 31, 2000 by decreasing 2% or $1,905 to $101,860 from $103,765 for the quarter ended March 31, 1999.

Operating income for the quarter ended March 31, 2000 increased 18% or $10,742 to $70,286 as compared to $59,544 for the quarter ended March 31, 1999. This increase is the result of lower selling, general and administrative expenses which was offset by slightly lower gross margins in the first quarter of 2000 over the first quarter of 1999.

Other income (expense) includes interest income of $3,721 and interest expense of $334 for the quarter ended March 31, 2000. Interest income decreased by $1,057 from $4,778 for the first quarter 1999. This decrease is primarily due to lower cash balances on hand. Interest expense for the first quarter of 2000 decreased $86,850 from $87,184 in the first quarter 1999. The decrease reflects management's decision to recognize in the first quarter of 1999 a non-cash interest charge for impairment of a note payable to the Company from former employees.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds has been cash flows from operations. The Company's primary uses of funds are the funding of research and development of new product lines, purchase of capital equipment, pursuit of patents and sales and marketing activities.

As of March 31, 2000, the Company had working capital of $1,328,634, compared to $1,247,429 as of December 31, 1999, representing an increase of $81,205 or 7% from December 31, 1999. This increase is due to increased sales during the last 30-45 days of the quarter which resulted in higher accounts receivable balances, offset by lower cash, lower inventory and higher accounts payable balances.

KYZEN CORPORATION
PART II  (CONT.)

Cash provided by operations of $8,776 in the first quarter of 2000 represented a $57,139 or 87% decrease over cash provided by operations of $65,915 during same period in 1999. This decrease resulted from increased net income, higher accounts payable balances, and lower inventory levels, offset by increases in accounts receivable and other current assets and lower interest receivable.

Cash used by investing activities of $61,138 in the quarter ended March 31, 2000 represented a $5,858 or 11% increase from cash used by investing activities during the quarter ended March 31, 1999 of $55,280. This increase was due to slightly higher fixed asset purchases for computer and office equipment, offset by lower expenditures on patents in the first quarter of 2000 as compared to the first quarter of 1999.

The Company used no cash for financing activities for either of the quarters ended March 31, 2000 or March 31, 1999.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through December 31, 2000. The Company's cash requirements for the remainder of 2000 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of acquisitions, timing of expansion plans and capital expenditures. In the event the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Further, there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategies, which would create additional financing needs for the Company.

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers to the Company. In 1999, the Company imported approximately 35% of its raw material from foreign sources, the largest being China. The Company expects to continue to import about the same amount of raw material from foreign sources in 2000. President Clinton has submitted legislation to Congress to extend Permanent Normal Trade Relations (PNTR) status to the People's Republic of China. The Company believes ratification of this legislation should mitigate some of the potential risk of importing materials from China. If the proposed legislation is not approved by Congress, the Company will continue to obtain a large portion of these raw materials domestically and has contingency plans if Chinese sources are no longer able to provide them.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company has adopted the provisions of SFAS No. 133 effective January 1, 2000. As the Company has not engaged, and does not plan to engage in derivative or hedging activities, the adoption of SFAS No. 133 has not had a material impact on the Company's financial condition or results of operations.

KYZEN CORPORATION
PART II  (CONT.)

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

     On April 5, 2000, the Company filed a Schedule 14D-9 with the Securities and Exchange Commission reporting that it had received an unsolicited acquisition proposal from Petroferm, Inc. which was seeking to acquire Kyzen at a cash price of $1.00 per share of common stock. The Company's Board of Directors met and thoroughly evaluated the offer and unanimously concluded that Kyzen's shareholders should derive much greater value in the long term by continuing as an independent company.

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

                                    (c)      James J. Andrus*

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

KYZEN CORPORATION
PART II  (CONT.)

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

     Exhibit 10.31 Form of Amendment No. 1 to Employment Agreements with certain officers of the Company: (5)

                                    (a)      Kyle J. Doyel*

                                    (b)      Michael L. Bixenman*

                                    (c)      Thomas M. Forsythe*

     Exhibit 10.32         Consulting Agreement with Redstone Securities (8)

     Exhibit 27            Financial Data Schedule  (for SEC use only)


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

         (8) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.




(b)  Reports on Form 8-K

     On February 2, 2000, the Company filed a Form 8-K reporting that the Company's common stock and warrants were no longer listed for trading on The Nasdaq SmallCap Market and that, as of February 2, 2000, the Company's common stock and warrants are quoted on the OTC Bulletin Board and continue to be listed on the Boston Stock Exchange.

KYZEN CORPORATION
PART II  (CONT.)

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               KYZEN CORPORATION
                                  (Registrant)


Date     May 12, 2000         /s/  Kyle J. Doyel
     -------------------      ----------------------------------------------
                                           (Signature)
                              Kyle J. Doyel
                              President and Chief Executive Officer


Date     May 12, 2000         /s/  Thomas M. Forsythe
     -------------------      ----------------------------------------------
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

                                    (h)      James J. Andrus*

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

     Exhibit 10.31 Form of Amendment No. 1 to Employment Agreements with certain officers of the Company: (5)

                                    (d)      Kyle J. Doyel*

                                    (e)      Michael L. Bixenman*

                                    (f)      Thomas M. Forsythe*

     Exhibit 10.32         Consulting Agreement with Redstone Securities (8)

     Exhibit 27            Financial Data Schedule  (for SEC use only)


         * Indicates a management contract or compensation plan or arrangement.

KYZEN CORPORATION
EXHIBITS (CONT)


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

         (8) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.