Form 10QSB
period 2000-06-30
KYZEN CORP
filed 2000-08-14
CIK 944727

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)                         FORM 10-QSB

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               June 30, 2000
                               -------------------------------------------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission file number                     000-26434
                       ---------------------------------------------------------

                                Kyzen Corporation
--------------------------------------------------------------------------------
                   (Exact Name of the Small Business Issuer as
                            Specified in Its Charter)


           Tennessee                                        87-0475115
-------------------------------------              -----------------------------
 (State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                          Identification No.)

                430 Harding Industrial Drive, Nashville, TN 37211
          -----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (615) 831-0888
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     4,777,787 shares of Common Stock, $0.01 par value per share, outstanding as of August 3, 2000
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): [ ] Yes   [X] No

INDEX


                                                                            Page No.
                                                                            --------
Part I  Financial Information

        Item 1.  Financial Statements:

                       Balance Sheet as of June 30, 2000 (unaudited) and
                       December 31, 1999 (audited)                             3

                       Statement of Operations for the three and six
                       months ended June 30, 2000 (unaudited) and
                       1999 (unaudited)                                        4

                       Statement of Cash Flows for the six months ended
                       June 30, 2000 (unaudited) and 1999 (unaudited)          5

                       Notes to Unaudited Financial Statements                 6

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                         8

Part II Other Information

        Item 1.  Legal Proceedings                                            10

        Item 2.  Changes in Securities                                        10

        Item 3.  Defaults Upon Senior Securities                              10

        Item 4.  Submission of Matters to a Vote of Security Holders          10

        Item 5.  Other Information                                            10

        Item 6.  Exhibits and Reports on Form 8-K                             10


KYZEN CORPORATION
--------------------------------------------------------------------------------
BALANCE SHEET

ITEM 1. FINANCIAL STATEMENTS



                                                                   JUNE 30         DECEMBER 31,
                                                                     2000              1999
                                                                 -----------       ------------
 ASSETS                                                          (UNAUDITED)
Current assets:
     Cash and cash equivalents                                   $   587,369       $   589,039
     Accounts receivable, net of allowance for doubtful
         accounts of $11,335 in 2000 and $9,345 in 1999              886,857           650,639
     Inventory                                                       446,918           445,438
     Other current assets                                             81,631            69,605
                                                                 -----------       -----------
         Total current assets                                      2,002,775         1,754,721

Property and equipment, net                                          594,506           673,545
Patents, net                                                         225,769           210,040
                                                                 -----------       -----------

         Total assets                                            $ 2,823,050       $ 2,638,306
                                                                 ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                       $   605,457       $   505,832
     Accounts payable to related parties                              10,548             1,460
                                                                 -----------       -----------
         Total current liabilities                                   616,005           507,292

                                                                 -----------       -----------
         Total liabilities                                           616,005           507,292
                                                                 -----------       -----------
Shareholders' equity:
     Preferred Stock, $0.01 par value per share,
         10,000,000 shares authorized, no shares
         issued or outstanding at June 30, 2000
         or December 31, 1999; 100,000 of which
         have been designated Series A Junior
         Participating Preferred Stock                                    --                --
     Common Stock, $0.01 par value per share,
         40,000,000 shares authorized, 4,777,787
         and 5,100,014 shares issued and outstanding
         at June 30, 2000 and December 31, 1999                       47,778            51,001
     Additional paid-in capital                                    5,302,717         5,299,494
     Treasury stock, at cost                                            (313)             (313)
     Accumulated deficit                                          (3,143,137)       (3,219,168)
                                                                 -----------       -----------
         Total shareholders' equity                                2,207,045         2,131,014
                                                                 -----------       -----------

         Total liabilities and shareholders' equity              $ 2,823,050       $ 2,638,306
                                                                 ===========       ===========





    The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF OPERATIONS


                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                                2000              1999             2000            1999
                                             ---------         ----------       ----------      -----------
                                                      (UNAUDITED)                       (UNAUDITED)

 Net sales                                  $ 1,567,744       $ 1,426,217       $3,258,664      $ 3,030,311

 Cost of sales                                  757,835           601,296        1,525,597        1,274,667
                                            -----------       -----------       ----------      -----------

 Gross profit                                   809,909           824,921        1,733,067        1,755,644

 Operating costs and expenses:

     Selling, marketing, general and
          administrative expenses               723,298           848,515        1,474,310        1,615,929

     Research and development expenses           92,128            99,830          193,988          203,595
                                            -----------       -----------       ----------      -----------

         Total operating expenses               815,426           948,345        1,668,298        1,819,524
                                            -----------       -----------       ----------      -----------

         Operating income (loss)                 (5,517)         (123,424)          64,769          (63,880)

 Other income (expense)                           7,875             5,180           11,262          (77,226)
                                            -----------       -----------       ----------      -----------

 Net income (loss)                          $     2,358       $  (118,244)      $   76,031      $  (141,106)
                                            ===========       ===========       ==========      ===========

     Earnings per share - basic             $      0.00       $     (0.02)      $     0.02      $     (0.03)
                                            ===========       ===========       ==========      ===========

     Earnings per share - diluted           $      0.00       $     (0.02)      $     0.02      $     (0.03)
                                            ===========       ===========       ==========      ===========

     Weighted average shares
          outstanding - basic                 4,797,262         5,006,681        4,797,262        5,006,681

     Weighted average shares
          outstanding  - diluted              4,801,242         5,006,681        4,798,623        5,006,681





    The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              2000           1999
                                                                           ----------      ---------
                                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $  76,031       $(141,106)
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
         Depreciation and amortization                                       138,584         141,804
         Non-cash stock compensation charge                                       --          20,129
         Decrease (increase) in accounts receivable                         (236,218)         74,975
         Increase in inventory                                                (1,480)        (30,962)
         Decrease (increase) in other current assets                         (12,026)          9,383
         Decrease in interest receivable from related parties                     --          80,728
         Increase (decrease) in accounts payable and accrued expenses        108,713         (51,813)
                                                                           ---------       ---------

                  Net cash provided (used) by operating activities            73,604         103,138
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                (50,551)        (55,994)
     Purchase of patent rights and related expenditures                      (24,723)        (27,430)
                                                                           ---------       ---------

                  Net cash used by investing activities                      (75,274)        (83,424)
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long term debt                                                   --            (593)
                                                                           ---------       ---------

                  Net cash used by financing activities                           --            (593)
                                                                           ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,670)         19,121

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             589,039         523,915
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 587,369       $ 543,036
                                                                           =========       =========




    The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1  BASIS OF PRESENTATION

BACKGROUND

Kyzen(R) Corporation ("Kyzen" or the "Company") was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Sales of such equipment totaled less than 6% of net sales in the six months ended June 30, 2000. Typically these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one reportable segment. Sales to customers outside the United States totaled $238,061 or 15% of net sales in the three months ended June 30, 2000, and $189,371 or 13% of net sales in the three months ended June 30, 1999. For the six months ended June 30, 2000, net sales to customers outside the United States totaled $616,977 or 19% compared to $370,888 or 12% of net sales for the six months ended June 30, 1999. One customer accounted for 13% of net foreign sales during the first quarter of 2000. No other customer accounted for more than 10% of net sales for the periods presented.

INTERIM FINANCIAL STATEMENTS

The interim balance sheet at June 30, 2000 and the interim statements of operations and of cash flows for the three and six months ended June 30, 2000 and 1999 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted, although management believes that the disclosures herein are adequate to make information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

EARNINGS PER SHARE

In accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), the Company calculates basic earnings per share as income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated using the "if converted method" for convertible securities and the treasury stock method for options and warrants as prescribed by Accounting Principles Board Opinion No. 15. SFAS No. 128 has been applied to the periods presented.

SFAS No. 128 requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted earnings per share. Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding, including the dilutive effects of common stock options using the treasury stock method which resulted in an additional 23,455 shares outstanding in 2000. Because the Company incurred a net loss in 1999, the effect of common stock options was not included in the computation of diluted earnings per share in 1999 as such effect was anti-dilutive.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2  INVENTORY

           The following table details the components of inventory:



                              JUNE 30, 2000              DECEMBER 31, 1999
                              -------------              -----------------
                               (unaudited)
      Raw Materials            $  296,849                   $  294,042
      Work in process               1,705                        1,705
      Finished goods              148,363                      149,691
                               ----------                   ----------

      Total Inventory          $  446,917                   $  445,438
                               ==========                   ==========


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

NOTE 4  INCOME TAXES

No provision for income taxes has been included due to the availability of net operating loss carry-forwards sufficient to cover the earnings for the first six months of 2000.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Net sales for the quarter ended June 30, 2000 from all business sources increased approximately 10% or $141,527 to $1,567,744 as compared to $1,426,217 for the quarter ended June 30, 1999. This increase is attributable to balanced growth in sales of both Equipment, Product and Peripherals (EP&P) and base chemical products reflecting continued growth and market penetration through new product innovations.

Gross profit for the quarter ended June 30, 2000 decreased 2% or $15,012 to $809,909 as compared to $824,921 in the second quarter of 1999. This decrease is attributable to changes in our sales mix including more products with lower than normal profit margins.

Selling, marketing, general and administrative expenses for the quarter ended June 30, 2000 decreased 15% or $125,217 to $732,298 as compared to $848,515 for the quarter ended June 30, 1999. This decrease reflects the continued attention of management to increasing the efficiency of administrative operations such as using in-house production equipment to produce many of our standard product brochures, the Company's annual report to shareholders, and the absence of certain corporate expenses associated with the 1999 re-domestication of the Company to Tennessee. In addition, during the second quarter of 1999, the Company recorded a non-cash charge of $20,129 for the value of options granted to non-employee directors. There were no charges of this nature during the second quarter of 2000.

Research and development expenses for the quarter ended June 30, 2000 decreased 8% or $7,702 to $92,128 from $99,830 for the quarter ended June 30, 1999. This decrease resulted from reduced purchases of experimental materials and supplies and the allocation of personnel resources during the quarter.

Operating loss for the quarter ended June 30, 2000 decreased 96% or $117,907 to a loss of $5,517 from a loss of $123,424 for the quarter ended June 30, 1999. This change is the culmination of both increased sales and lower administrative expenses during the second quarter of 2000 as compared to the same period in 1999.

Other income for the quarter ended June 30, 2000 was $7,875 compared to other income for the quarter ended June 30, 1999 of $5,180. The 59% increase reflects higher interest income from cash reserves.

Net income for the quarter ended June 30, 2000 increased by $120,602 to $2,358 from a loss of $118,244 for the quarter ended June 30, 1999. This increase is the result the net effect of higher sales revenue generation by both in-house personnel and outside sales representatives and the control of administrative spending.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Net sales for the six months ended June 30, 2000 increased approximately 8% or $228,353 to $3,258,664 from sales of $3,030,311 for the six months ended June 30, 1999. This increase reflects balanced growth in chemical and EP&P sales. International sales for the six-month period ended June 30, 2000 increased $246,090 or approximately 66% compared to the same period in 1999. This increase is the result of increased demand for the Company's products from existing customers as well as new customer growth.

Gross profit for the six months ended June 30, 2000 decreased 1% or $22,577 to $1,733,067, as compared to $1,755,644 in the six months ended June 30, 1999. This decrease is attributable to increased sales of more products with lower profit margins.

Selling, marketing, general and administrative expenses for the six months ended June 30, 2000 decreased 9% or $141,619 to $1,474,310 as compared to $1,615,929 for the six months ended June 30, 1999. This decrease reflects management's decision to use in house production equipment to produce many of the Company's standard product brochures and the Company's annual report to shareholders and the absence of certain expenses associated with the redomestication of the Company to Tennessee. In addition, during the second quarter of 1999, the Company recorded a non-cash charge of $20,129 for the value of options granted to non-employee directors. There were no charges of this nature during the first six months of 2000.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I (CONT.)


Research and development expenses for the six months ended June 30, 2000 decreased 5% or $9,607 to $193,988 from $203,595 for the six months ended June 30, 1999. This decrease resulted from reduced purchases of experimental materials and supplies in the six months ended June 30, 2000 and the allocation of personnel resources during the quarter.

Operating income for the six months ended June 30, 2000 increased 201% or $128,649 from a loss of $63,880 for the six months ended June 30, 1999. This increase is due to increased sales of both chemical and equipment products and the continued focus on lowering administrative costs.

Other income for the six months ended June 30, 2000 increased 115% or $88,488 from an expense of $77,226 for the six months ended June 30, 1999. During the first six months ended June 30, 1999 the Company recorded a non-cash charge of approximately $87,181 due to collectibility concerns on a note receivable from certain former employees and a reduction in interest on notes receivable from former employees. This was a one-time charge did not occur in 2000.

Net income for the six months ended June 30, 2000 increased 154% or $217,137 for a total of $76,031 from a loss of $141,106, for the six months ended June 30, 1999. This increase is due to increased revenue and the control of administrative spending by more efficient use of personnel, and the lack of any non-recurring charges during the six months ended June 30, 2000.

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

As of June 30, 2000, the Company had working capital of $1,386,770 compared to $1,247,429 as of December 31, 1999, representing an increase of $139,341 or 11% from December 31, 1999. This increase is due to positive cash flows from operations, increased accounts receivable balances and increases in other current assets, which were offset by increases in accounts payable balances.

Cash provided by operations of $73,604 in the six months ended June 30, 2000 represented a $29,534 or 29% decrease over cash provided by operations of $103,138 during the six months ended June 30, 1999. This change is the result of higher net income and higher inventory and accounts payable levels, offset by decreased depreciation expense, the absence of one time charges such as the non-cash charge and the write off of interest receivable, and higher accounts receivable and other current asset levels.

Cash used by investing activities of $75,274 in the six months ended June 30, 2000 represented a decrease of $8,150 or 10% from cash used by investing activities during the six months ended June 30, 1999 of $83,424. This change is the result of lower levels of fixed asset purchases and lower patent applications expenses.

The Company used no cash for financing activities in the six months ended June 30, 2000 and used $593 during the six months ended June 30, 1999 for the payment of the balance due under a long-term debt agreement for office equipment.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through December 31, 2000. The Company's cash requirements for the remainder of 2000 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of any acquisitions, timing of expansion plans and capital expenditures. In the event the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Further, there can be no assurance that the Company could obtain a credit facility, if needed, or that, if obtained, it will be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategies, which would create additional financing needs for the Company.

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers to the Company. In 1999, the Company imported approximately 35% of its raw material from foreign sources, the largest being China. The Company expects to continue to import about the same amount of raw material from foreign sources in 2000. President Clinton has submitted legislation to Congress to extend Permanent Normal Trade Relations (PNTR) status to the Peoples Republic of China. The Company believes the enactment of this legislation could mitigate some of the potential risk of importing materials from China. If the proposed legislation is not enacted, the Company will continue to obtain a large portion of these raw materials domestically and has contingency plans if Chinese sources are no longer able to provide them.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2000, the Company held its Annual Meeting of Shareholders' with the following results:

Proposal 1 - Election of Directors


                              For          Against         Withheld
                           -----------------------------------------
Thomas M. Forsythe         3,261,888        32,896             -0-

James R. Gordon            3,264,281        30,503             -0-


Kyle J. Doyel, Janet Korte Baker, Michael L, Bixenman and John A Davis III continued as directors.

Footnote: Larry A. Lofgreen resigned as a director of the Company to pursue other interests. In 2000, the Board of Directors plans to fill the vacancy created by Mr. Lofgreen's departure.

ITEM 5. OTHER INFORMATION

In May 2000, the Company exercised the option to extend the lease agreement for the Manchester, New Hampshire facility, extending the agreement to May 31, 2002.

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


                                    KYZEN CORPORATION
--------------------------------------------------------------------------------
                                    (Registrant)


Date   August 14, 2000                    /s/  Kyle J. Doyel
     -----------------------             ---------------------------------------
                                                         (Signature)
                                         Kyle J. Doyel
                                         President and Chief Executive Officer


Date   August 14, 2000                    /s/  Thomas M. Forsythe
     -----------------------             ---------------------------------------
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

KYZEN CORPORATION
--------------------------------------------------------------------------------
EXHIBITS (CONT.)


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