Form 10QSB
period 2000-09-30
KYZEN CORP
filed 2000-11-13
CIK 944727

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)                        FORM 10-QSB

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   September 30, 2000
                                ------------------------------------------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------
Commission file number                   000-26434
                       ---------------------------------------------------------

                                Kyzen Corporation
--------------------------------------------------------------------------------
                   (Exact Name of the Small Business Issuer as
                            Specified in Its Charter)

               Tennessee                                   87-0475115
-----------------------------------------           ------------------------
     (State or Other Jurisdiction of                      (IRS Employer
     Incorporation or Organization)                    Identification No.)

                430 Harding Industrial Drive, Nashville, TN 37211
                -------------------------------------------------
                    (Address of Principal Executive Offices)

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          4,777,787 shares of Common Stock, $0.01 par value per share, outstanding as of November 2, 2000
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):
[ ] Yes    [X] No

INDEX

                                                                                          Page No.
                                                                                          --------
Part I   Financial Information

         Item 1.    Financial Statements:

                           Balance Sheet as of September 30, 2000 (unaudited) and
                            December 31, 1999 (audited)                                        3

                           Statement of Operations for the three and nine months ended
                            September 30, 2000 (unaudited) and 1999 (unaudited)                4

                           Statement of Cash Flows for the nine months ended
                            September 30, 2000 (unaudited) and 1999 (unaudited)                5

                           Notes to Unaudited Financial Statements                             6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                 8

Part II  Other Information

         Item 1.    Legal Proceedings                                                         11

         Item 2.    Changes in Securities                                                     11

         Item 3.    Defaults Upon Senior Securities                                           11

         Item 4.    Submission of Matters to a Vote of Security Holders                       11

         Item 5.    Other Information                                                         11

         Item 6.    Exhibits and Reports on Form 8-K                                          11


KYZEN CORPORATION
--------------------------------------------------------------------------------
BALANCE SHEET

ITEM 1.    FINANCIAL STATEMENTS

                                                                           SEPTEMBER 30       DECEMBER 31,
                                                                               2000              1999
                                                                           ------------       ------------
                                                                            (UNAUDITED)
      ASSETS
      Current assets:
           Cash and cash equivalents                                        $   460,623       $   589,039
           Accounts receivable, net of allowance for doubtful accounts
               of $10,662 in 2000 and $9,345 in 1999                            829,304           650,639
           Inventory                                                            496,674           445,438
           Other current assets                                                  87,100            69,605
                                                                            -----------       -----------
               Total current assets                                           1,873,701         1,754,721

      Property and equipment, net                                               544,369           673,545
      Patents, net                                                              227,585           210,040
                                                                            -----------       -----------

               Total assets                                                 $ 2,645,655       $ 2,638,306
                                                                            ===========       ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
           Accounts payable and accrued expenses                            $   522,152       $   505,832
           Accounts payable to related parties                                    5,560             1,460
                                                                            -----------       -----------
               Total current liabilities                                        527,712           507,292

                                                                            -----------       -----------
               Total liabilities                                                527,712           507,292
                                                                            -----------       -----------

      Shareholders' equity:
           Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at September
               30, 2000 or December 31, 1999; 100,000 of which have
               been designated Series A Junior Participating Preferred
               Stock                                                               --                --
           Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 4,777,787 and 5,100,014 shares issued and
               outstanding at September 30, 2000 and December 31, 1999           47,778            51,001

           Additional paid-in capital                                         5,302,717         5,299,494
           Treasury stock, at cost                                                 (313)             (313)
           Accumulated deficit                                               (3,232,239)       (3,219,168)
                                                                            -----------       -----------
               Total shareholders' equity                                     2,117,943         2,131,014
                                                                            -----------       -----------

               Total liabilities and shareholders' equity                   $ 2,645,655       $ 2,638,306
                                                                            ===========       ===========











    The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF OPERATIONS

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                 2000             1999              2000              1999
                                             -----------       -----------       -----------       -----------
                                                      (UNAUDITED)                         (UNAUDITED)
Net sales                                    $ 1,320,991       $ 1,419,364       $ 4,579,655       $ 4,449,675

Cost of sales                                    594,238           615,717         2,119,835         1,890,383
                                             -----------       -----------       -----------       -----------

Gross profit                                     726,753           803,647         2,459,820         2,559,292

Operating costs and expenses:

    Selling, marketing, general and
         administrative expenses                 731,541           748,393         2,205,850         2,364,323

    Research and development expenses             91,544            99,993           285,531           303,587
                                             -----------       -----------       -----------       -----------

        Total operating expenses                 823,085           848,386         2,491,381         2,667,910
                                             -----------       -----------       -----------       -----------

        Operating income (loss)                  (96,332)          (44,739)          (31,561)         (108,618)


Other income (expense)                             7,230             4,797            18,490           (72,430)
                                             -----------       -----------       -----------       -----------


Net income (loss)                            $   (89,102)      $   (39,942)      $   (13,071)      $  (181,048)
                                             ===========       ===========       ===========       ===========

    Earnings per share - basic               $     (0.02)      $     (0.01)      $      0.00       $     (0.04)
                                             ===========       ===========       ===========       ===========

    Earnings per share - diluted             $     (0.02)      $     (0.01)      $      0.00       $     (0.04)
                                             ===========       ===========       ===========       ===========

    Weighted average shares outstanding
         - basic                               4,777,787         5,006,681         4,790,723         5,006,681

    Weighted average shares outstanding
         - diluted                             4,777,787         5,006,681         4,790,723         5,006,681



    The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             2000             1999
                                                                           ---------       ---------
                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $ (13,071)      $(181,048)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
         Depreciation and amortization                                       209,680         214,590
         Increase in accounts receivable                                    (178,665)         (1,347)
         Increase in inventory                                               (51,236)        (49,779)
         Increase in other current assets                                    (17,495)        (10,341)
         Decrease in interest receivable from related parties                   --            74,274
         Increase (decrease) in accounts payable and accrued expenses         20,420         (46,281)
                                                                           ---------       ---------

                  Net cash provided (used) by operating activities           (30,367)             68
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                                (66,765)        (58,771)
     Purchase of patent rights and related expenditures                      (31,284)        (41,714)
                                                                           ---------       ---------

                  Net cash used by investing activities                      (98,049)       (100,485)
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long term debt                                                 --              (593)
                                                                           ---------       ---------

                  Net cash used by financing activities                         --              (593)
                                                                           ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (128,416)       (101,010)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             589,039         523,915
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 460,623       $ 422,905
                                                                           =========       =========












    The accompanying notes are an integral part of the financial statements.
--------------------------------------------------------------------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1     BASIS OF PRESENTATION

BACKGROUND

Kyzen(R) Corporation ("Kyzen" or the "Company") was formed to develop environmentally safe chemical solutions to replace ozone-depleting solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Sales of such equipment totaled less than 10% of net sales in the nine months ended September 31, 2000. Typically these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one reportable segment. Sales to customers outside the United States totaled $184,892 or 14% of net sales for the three months ended September 30, 2000, and $158,624 or 11% of net sales for the three months ended September 30, 1999. For the nine months ended September 30, 2000, net sales to customers outside the United States totaled $801,869 or 18% of net sales compared to $529,512 or 12% of net sales for the nine months ended September 30, 1999.

INTERIM FINANCIAL STATEMENTS

The interim balance sheet dated as of September 30, 2000 and the interim statements of operations and of cash flows for the three and nine months ended September 30, 2000 and 1999 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted, although management believes that the disclosures therein are adequate to make information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

SFAS No. 128 requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted earnings per share. Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding, including the dilutive effects of common stock options using the treasury stock method which resulted in an additional 23,455 shares outstanding in 2000. Because the Company incurred a net loss to date in 2000 and in 1999, the effect of common stock options was not included in the computation of diluted earnings per share as such effect was anti-dilutive.

KYZEN CORPORATION
--------------------------------------------------------------------------------
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2     INVENTORY

                The following table details the components of inventory:

                                    SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                    ------------------           -----------------
                                        (unaudited)
      Raw Materials                   $        335,334            $       294,042
      Work in process                            1,705                      1,705
      Finished goods                           159,635                    149,691
                                      ----------------            ---------------

      Total Inventory                 $        496,674            $       445,438
                                      ================            ===============

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

NOTE 4     INCOME TAXES

No provision for income taxes has been included due to the availability of net operating loss carry-forwards sufficient to cover the earnings for the first nine months of 2000.

NOTE 5     SUBSEQUENT EVENTS

On October 31, 2000, the Company established a credit facility with The Bank of Nashville, in the amount of $200,000 bearing an interest rate of 7.95%. This facility is a 6-month revolving line of credit, collateralized by a certificate of deposit in the same amount, earning interest at a rate of 5.95%.

On November 1, 2000, the Company loaned $100,000 to Christopher B. Cannon, a founder and shareholder in the Company, pursuant to a short-term loan agreement. This loan, collateralized by shares of the Company's Common Stock with a value in excess of 100% of the principal amount of the loan, is for a 90-day period bearing interest at a rate of prime (currently 9.5%) plus 1%.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Net sales for the quarter ended September 30, 2000 from all business sources decreased approximately 7% or $98,373 to $1,320,991 as compared to $1,419,364 for the quarter ended September 30, 1999. This decrease is attributable the usual customer slowdowns which normally occur during the second and third quarters, but which have fallen mainly in the third quarter this year. International sales for the three months period ended September 30, 2000 increased $26,268 or approximately 14% compared to the same period in 1999. Even with the slower sales we continue to increase our market share in our core markets.

Gross profit for the quarter ended September 30, 2000 decreased 10% or $76,895 to $726,753 as compared to $803,648 for the quarter ended September 30, 1999. This decrease is attributable to changes in our product mix.

Selling, marketing, general and administrative expenses for the quarter ended September 30, 2000 decreased 2% or $16,853 to $731,541 as compared to $748,394 for the quarter ended September 30, 1999. These changes reflect management's success in efforts to control expenditures in this area. We continue to monitor these discretionary expenses and focus our spending on items that help to generate revenue.

Research and development expenses for the quarter ended September 30, 2000 decreased 8% or $8,448 to $91,544 from $99,992 for the quarter ended September 30, 1999. This decrease is consistent with the prior quarter and reflects management's resolve to control expenses and a more focused use of personnel time in research and development.

Operating losses for the quarter ended September 30, 2000 increased 115% or $51,594 to a loss of $96,332 from a loss of $44,738 for the quarter ended September 30, 1999. This loss correlates directly with somewhat decreased revenues, offset by focused control of other expenditures.

Other income for the quarter ended September 30, 2000 was $7,230 compared to other income for the quarter ended September 30, 1999 of $4,796. The 58% increase reflects higher interest income from cash reserves.

Net losses for the quarter ended September 30, 2000 increased by $49,160 to $89,102 from a loss of $39,942 for the quarter ended September 30, 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Net sales for the nine months ended September 30, 2000 increased approximately 3% or $129,980 to $4,579,655 from net sales of $4,449,675 for the nine months ended September 30, 1999. This increase reflects balanced growth in our core market. International sales for the nine months period ended September 30, 2000 increased $272,358 or approximately 51% compared to the same period in 1999.

Gross profit for the nine months ended September 30, 2000 decreased 4% or $99,472 to $2,459,820, as compared to $2,559,292 for the nine months ended September 30, 1999. This decrease is attributable to changes in our product mix.

Selling, marketing, general and administrative expenses for the nine months ended September 30, 2000 decreased 7% or $158,473 to $2,205,850 as compared to $2,364,323 for the nine months ended September 30, 1999. This decrease is the result of the success of management's efforts to continue to control all discretionary spending such as the printing of numerous brochures and reports in-house. In addition, during the second quarter of 1999, the Company recorded a non-cash charge of $20,129 for the value of options granted to non-employee directors. There were no charges of this nature during the first nine months of 2000.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)

Research and development expenses for the nine months ended September 30, 2000 decreased 6% or $18,056 to $285,531 from $303,587 for the nine months ended September 30, 1999. This decrease reflects the control and allocation of internal resources to both research and development of new products and a focused allocation of personnel resources.

Operating losses for the nine months ended September 30, 2000 decreased 71% or $77,057 from a loss of $108,618 for the nine months ended September 30, 1999, to a loss of $31,561. This decrease is primarily due to increased sales of both chemical and equipment products and the continued focus on lowering administrative costs.

Other income for the nine months ended September 30, 2000 increased 126% or $90,920 from an expense of $72,430 for the nine months ended September 30, 1999. During the first nine months ended September 30, 1999, the Company recorded a non-cash charge of approximately $87,181 due to collectibility concerns on notes receivable from certain former employees and a reduction in interest on notes receivable from former employees. This one-time charge did not occur in 2000.

Net losses for the nine months ended September 30, 2000 decreased 93% or $167,977 to a loss of $13,071 from a loss of $181,048 for the nine months ended September 30, 1999. This decrease is due to increased revenue and the control of administrative spending by more efficient use of personnel, and the lack of any non-recurring charges during the nine months ended September 30, 2000.

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

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART I  (CONT.)


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds continues to be cash flows from operations and the remaining proceeds from its initial public offering in 1995. The Company's primary uses of funds are the funding of research and development of new product lines, purchase of capital equipment, pursuit of patents and sales and marketing activities.

As of September 30, 2000, the Company had working capital of $1,345,989 compared to $1,247,429 as of December 31, 1999, representing an increase of $98,560 or 8% from December 31, 1999. The increase in working capital comes from increased accounts receivable, inventory and other asset balances, offset by increased accounts payable balances and lower cash.

Cash used by operations of $30,367 for the nine months ended September 30, 2000 represented a $30,435 decrease over cash provided by operations of $68 during the nine months ended September 30, 1999. This change is the result of higher net income and higher inventory and accounts payable levels, offset by decreased depreciation expense, the absence of one time charges such as the non-cash charge and the write off of interest receivable from related parties, and higher accounts receivable and other current asset levels.

Cash used by investing activities of $98,049 for the nine months ended September 30, 2000 represented a decrease of $2,436 or 2% from cash used by investing activities during the nine months ended September 30, 1999 of $100,485. The purchase of fixed assets increased $7,994, while the payment for patent rights and related expenditures decreased $10,430.

The Company used no cash for financing activities in the nine months ended September 30, 2000 and used $593 during the nine months ended September 30, 1999 for the payment of the balance due under a long-term debt agreement for office equipment.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through December 31, 2001. The Company's cash requirements for the remainder of 2000 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of any acquisitions, timing of expansion plans and capital expenditures. In the event the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Further, there can be no assurance that the Company could obtain a credit facility, if needed, or that, if obtained, it will be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategies, which would create additional financing needs for the Company.

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers to the Company. In 1999, the Company imported approximately 35% of its raw material from foreign sources, the largest being China. The Company has continued to import about the same amount of raw material from foreign sources in 2000. In September 2000, the U.S. Senate voted to permanently normalize American trade relations with China. This action provides some additional assurance to the Company of the availability of the base raw materials it has been using and eliminates some of the uncertainty and should assist the Company in negotiating prices with both domestic and foreign suppliers.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION-SUBSEQUENT EVENTS

On October 31, 2000, the Company established a credit facility with The Bank of Nashville. This facility is a six-month revolving line of credit, with a maximum principal amount of $200,000. Any funds advanced to the Company pursuant to the credit facility accrue interest at an annual rate of 7.95%. The obligation of the Company to repay any monies advanced pursuant to the credit facility is secured by a $200,000 certificate of deposit and the interest thereon. The certificate of deposit bears interest at an annual rate of 5.95%. As of November 1, 2000, the Company has borrowed $100,000 pursuant to the credit facility.

On November 1, 2000, the Company loaned $100,000 to Christopher B. Cannon, a founder and shareholder of the Company. The principal amount, together with the interest accrued thereon, is due and payable on January 29, 2001. The loan bears interest at an annual rate of 1.0% plus the prime rate as set forth in the Money Rates Section of the Southeastern Edition of The Wall Street Journal as of November 1, 2000 (9.5%). There is no prepayment penalty. The obligation of Mr. Cannon to repay the loan is secured pursuant to a Stock Pledge and Security Agreement which obligates him to pledge to the Company a number of shares of the Company's Common Stock so that the aggregate market value of the pledged stock is greater than 100% of the principal amount of the loan.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.                                Description
     -----------                                -----------
     Exhibit 3.1           Registrant's Amended and Restated Charter(6)
     Exhibit 3.2           Amended Bylaws of Registrant(6)
     Exhibit 4.1           Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson
                           Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities dated
                           August 3, 1995(1)
     Exhibit 4.5           Specimen of Common Stock Certificate(7)
     Exhibit 4.6           Specimen of Warrant Certificate(7)
     Exhibit 10.1          Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant's headquarters and chemical manufacturing facilities(1)
     Exhibit 10.3          Employee Agreements dated January 1, 1994 with officers and key employees of
                           Registrant(1)
                                   (a) Kyle J. Doyel*
                                   (b) Michael L. Bixenman*
                                   (c) Thomas M. Forsythe*
     Exhibit 10.4          1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and
                           Exercise Notice and Agreement(1)
     Exhibit 10.5          First Amendment to the 1994 Employee Stock Option Plan*(1)
     Exhibit 10.6          Loan Agreements and 5% Promissory Notes between officers and key employees and
                           Registrant:(1)
                                   (a) Kyle J. Doyel*
                                   (b) Michael L. Bixenman*
                                   (c) James J. Andrus*

                                   (d) Benjamin D. Wolfley*
                                   (e) Thomas M. Forsythe*
     Exhibit 10.7          Purchase Agreement, dated May 1, 1990 between Bix Manufacturing Company, Inc. and
                           Registrant(1)
     Exhibit 10.8          Technology Exchange Agreement, dated December 17, 1993 between Bix Manufacturing
                           Company, Inc. and Registrant(1)
     Exhibit 10.20         Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust
                           Company(1)
     Exhibit 10.21         Reassignment of Patents to Bix Manufacturing Company, Inc.(1)

     Exhibit 10.24         Lease Agreement, dated April 25, 1995 between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities(2)
     Exhibit 10.25         Amended Lease Agreement, dated December 30, 1997, between Five-Forty North
                           Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities(2)
     Exhibit 10.29         Amended Lease Agreement, dated April 1, 1998, between Harding Business Park, a partnership, and the Registrant for the Registrant's Nashville, TN headquarters and chemical manufacturing facilities(3)
     Exhibit 10.30         Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock
                           Transfer & Trust(4)
     Exhibit 10.31         Form of Amendment No. 1 to Employment Agreements with certain officers of the
                           Company:(5)
                                   (a) Kyle J. Doyel*
                                   (b) Michael L. Bixenman*
                                   (c) Thomas M. Forsythe*
     Exhibit 10.32         Consulting Agreement with Redstone Securities (8)
     Exhibit 27            Financial Data Schedule  (for SEC use only)

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

Date  November 13, 2000                   /s/  Kyle J. Doyel
    -------------------------------       --------------------------------------
                                                           (Signature)
                                          Kyle J. Doyel
                                          President and Chief Executive Officer

Date  November 13, 2000                   /s/  Thomas M. Forsythe
    -------------------------------       --------------------------------------
                                                            (Signature)
                                          Thomas M. Forsythe
                                          Treasurer and Chief Accounting Officer

KYZEN CORPORATION
--------------------------------------------------------------------------------
EXHIBITS

                           EXHIBIT INDEX AND EXHIBITS

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
     Exhibit 3.1           Registrant's Amended and Restated Charter(6)
     Exhibit 3.2           Amended Bylaws of Registrant(6)
     Exhibit 4.1           Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson
                           Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities dated
                           August 3, 1995(1)
     Exhibit 4.5           Specimen of Common Stock Certificate(7)
     Exhibit 4.6           Specimen of Warrant Certificate(7)
     Exhibit 10.1          Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant's headquarters and chemical manufacturing facilities(1)
     Exhibit 10.3          Employee Agreements dated January 1, 1994 with officers and key employees of
                           Registrant (1)
                                    (d) Kyle J. Doyel*
                                    (e) Michael L. Bixenman*
                                    (f) Thomas M. Forsythe*
     Exhibit 10.4          1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and
                           Exercise Notice and Agreement(1)
     Exhibit 10.5          First Amendment to the 1994 Employee Stock Option Plan*(1)
     Exhibit 10.6          Loan Agreements and 5% Promissory Notes between officers and key employees and
                           Registrant:(1)
                                    (f) Kyle J. Doyel*
                                    (g) Michael L. Bixenman*
                                    (h) James J. Andrus*
                                    (i) Benjamin D. Wolfley*
                                    (j) Thomas M. Forsythe*
     Exhibit 10.7          Purchase Agreement, dated May 1, 1990 between Bix Manufacturing Company, Inc. and
                           Registrant(1)
     Exhibit 10.8          Technology Exchange Agreement, dated December 17, 1993 between Bix Manufacturing
                           Company, Inc. and Registrant(1)
     Exhibit 10.20         Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust
                           Company(1)
     Exhibit 10.21         Reassignment of Patents to Bix Manufacturing Company, Inc.(1)
     Exhibit 10.24         Lease Agreement, dated April 25, 1995 between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities(2)
     Exhibit 10.25         Amended Lease Agreement, dated December 30, 1997, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities(2)
     Exhibit 10.29         Amended Lease Agreement, dated April 1, 1998, between Harding Business Park, a partnership, and the Registrant for the Registrant's Nashville, TN headquarters and chemical manufacturing facilities(3)
     Exhibit 10.30         Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock
                           Transfer & Trust(4)
     Exhibit 10.31         Form of Amendment No. 1 to Employment Agreements with certain officers of the
                           Company:(5)
                                     (d) Kyle J. Doyel*
                                     (e) Michael L. Bixenman*
                                     (f) Thomas M. Forsythe*
     Exhibit 10.32         Consulting Agreement with Redstone Securities (8)
     Exhibit 27            Financial Data Schedule  (for SEC use only)

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