Form 10KSB
period 2000-12-31
KYZEN CORP
filed 2001-03-30
CIK 944727

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)                       FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended                   December 31, 2000
                          -----------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number                    000-26434
                      ---------------------------------------------------------

                                Kyzen Corporation
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Tennessee                                   87-0475115
------------------------------------------      -------------------------------
     (State or Other Jurisdiction of                    (IRS Employer
      Incorporation or Organization)                  Identification No.)

 430 Harding Industrial Drive, Nashville, TN                              37211
-------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                            (Zip Code)

                                  615-831-0888
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


     Title Of Each Class              Name Of Each Exchange On Which Registered
------------------------------       ------------------------------------------
Common Stock                                  Boston Stock Exchange
------------------------------       ------------------------------------------

Warrants for Common Stock                     Boston Stock Exchange
------------------------------       ------------------------------------------

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $5,893,392
                                                                  ----------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) __________________________________
                     $759,317 at $0.281 as of March 1, 2001
-------------------------------------------------------------------------------
NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        4,777,787 shares of Common Stock outstanding as of March 1, 2001
-------------------------------------------------------------------------------

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

Portions of the Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2001 are incorporated into Part III of this report.

Transitional Small Business Disclosure Format (check one):
         [ ] Yes  [X] No

KYZEN CORPORATION
INDEX


                                                                                                          Page No.
                                                                                                          --------
Part I

         Item 1.    Description of Business                                                                   4

         Item 2.    Description of Property                                                                   8

         Item 3.    Legal Proceedings                                                                         9

         Item 4.    Submission of Matters to a Vote of Security Holders                                       9

Part II

         Item 5.    Market for Common Equity and Related Stockholder Matters                                 10

         Item 6.    Management's Discussion and Analysis or Plan of Operation                                10

         Item 7.    Financial Statements                                                                     14

                           Report of Independent Accountants                                                 15

                           Balance Sheet as of December 31, 2000 and 1999                                    16

                           Statement of Operations for the years ended

                               December 31, 2000 and 1999                                                    17

                           Statement of Changes in Shareholders' Equity for the years
                               ended December 31, 2000 and 1999                                              18

                           Statement of Cash Flows for the years ended

                               December 31, 2000 and 1999                                                    19

                           Notes to Financial Statements                                                     20

         Item 8.    Changes in and Disagreements With Accountants on Accounting and
                        Financial Disclosure                                                                 27

Part III

         Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                        Compliance With Section 16(a) of the Exchange Act                                    28

         Item 10.   Executive Compensation                                                                   28

         Item 11.   Security Ownership of Certain Beneficial Owners and Management                           28

         Item 12.   Certain Relationships and Related Transactions                                           28

         Item 13.   Exhibits and Reports on Form 8-K                                                         29

KYZEN CORPORATION
PART I


ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

Kyzen(R) Corporation ("Kyzen" or the "Company") is a specialty chemical company focused on chemistries and processes for electronics, optics, aerospace, semiconductor and other high technology industries where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems, prototype cleaning machines and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Typically, the Company's products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service.

The Company was incorporated in Utah in 1990. On April 28, 1999, the Shareholders of the Company approved the merger of the Company with a wholly owned subsidiary of the Company, the result of which was to change the Company's state of incorporation to Tennessee. The reincorporation became effective on May 26, 1999. The Company's headquarters are located at 430 Harding Industrial Dr., Nashville, TN 37211, where its telephone number is (615) 831-0888, and its fax number is (615) 831-0889.

HISTORY OF THE COMPANY

The Company was founded in 1990 with its initial focus on developing chemical products to replace chemicals that were to be banned under the Montreal Protocol (the "Protocol"). The Protocol called for a freeze in the production and consumption of ozone depleting products ("ODPs") by the year 2000 for developed countries and 2010 for developing countries. As of February 1993, over 90 nations, representing over 90% of the world's consumption of ODPs, were parties to the Protocol. The more than 90 nations which are signatories to the Protocol agreed to accelerate the phase-out of production of ODPs to December 31, 1995 for developed countries and December 31, 2005 for developing countries. After the 1995 deadline, ODP products can still be bought, recycled and sold until the inventories are depleted.

Because industrial cleaning is one of the largest applications for ODPs, Kyzen was organized to develop chemical solutions and processes to replace ODPs used in the cleaning of electronic assemblies and precision metal components. Historically, materials such as chlorofluorocarbon 113 ("CFC-113") and 1,1,1, Trichloroethane ("Methyl Chloroform" or "Trich") were widely used in these applications. Today, no single replacement product has been found that has the broad applicability of the ODPs produced before 1995. The market for high technology cleaning has fragmented into smaller niche cleaning applications where specific products are developed to meet specialized market needs. This market continues to evolve as newer technology and miniaturization of products present more difficult cleaning challenges for manufacturers.

THE COMPANY'S TECHNOLOGY ROADMAP

In 2000, the Company reviewed the market niches that it currently services and organized them into the Kyzen Technology Roadmap consisting primarily of four Technical Roads (the "Technical Roads"). The Technology Roadmap serves as a strategic plan to identify and focus the Company's products and resources to serve the niche markets within each Technical Road. The Technical Roads are described in the table below:

-------------------------------------------------------------------------------------------------------------------
TECHNICAL ROAD            NICHE CLEANING APPLICATIONS                       KYZEN PRODUCTS USED
-------------------------------------------------------------------------------------------------------------------
ELECTRONIC ASSEMBLY       Through Hole and Surface Mount Circuit Boards;    Aquanox(R), Ionox(R), SynergyCCS(TM),
                          Screens, Misprints, Maintenance, Adhesives,       Lonox(TM), Cybersolv(R)
                          Lead Free Soldering Processes
-------------------------------------------------------------------------------------------------------------------
SEMICONDUCTORS            Wafers, Hybrids, Flip Chips, Lead Free            Ionox(R), Micronox(R),
                          Soldering Processes, Ball Grid Arrays, Solder     SynergyCCS(TM), Optisolv(R),
                          Bumps, Photoresist, Flat Panel Displays           Cybersolv(R)
-------------------------------------------------------------------------------------------------------------------
AEROSPACE                 Rocket Assemblies, Aircraft Parts, Metal Parts,   Ionox(R), Metalnox(R), Cybersolv(TM),
                          Aerospace Parts                                   Kryptonol(TM)
-------------------------------------------------------------------------------------------------------------------
OPTICS                    Lenses, Moulds, Glass, Lasers, Fiber Optics       Optisolv(R), Micronox(R), Cybersolv(R),
                                                                            Kryptonol(TM)
-------------------------------------------------------------------------------------------------------------------

KYZEN CORPORATION

Electronic Assembly Technical Road. Historically, the core of the Company's business has been focused on the Electronic Assembly Technical Road, in which the Company provided cleaning products and processes to the electronic assembly industry. As discussed below under the "Competition" heading, the advent of no-clean soldering processes has slowed demand for the cleaning products and processes provided by the Company to assemblers of electronic components. The Company anticipates that demand for its products and processes in this Technical Road may increase in light of the trends towards miniaturization and the use of no- lead soldering techniques as discussed below.

Semiconductor Technical Road. In order to produce semi-conductors with faster clock speeds, manufacturers of semiconductors are increasing their use of solder bumping techniques that are similar to those used in the Electronic Assembly Technical Road and, accordingly, the Company may be able to capitalize on its experience in the Electronic Assembly Technical Road to increase its share of the business within the Semiconductor Technical Road, which management believes to be a growing market.

Optics. In 1998, the Company began to provide cleaning products and processes to the optical industry. To date, the Company has focused on products and processes for cleaning ophthalmic lenses. However, the Company anticipates that it may have the opportunity to provide its products and services to manufacturers of industrial glass and other high volume optical surfaces as well as to producers of products that interact with light rather than electrons.

Aerospace. The Company anticipates that the aerospace industry, including both civilian and military producers, represent a growing market for the Company's products and processes. In order to participate in this industry, however, management expects that the Company will have to hire personnel experienced in compliance with military and industry specifications. The Company's strategy is to patent its formulations or to partner with companies that have existing patents where unique materials, blends or uses are identified. Additionally, the Company uses a combination of multiple ingredients and suppliers to protect and maintain as proprietary information the key active materials used in each product.

Most of Kyzen's formulations are non-flammable and non-combustible, low in toxicity and generally require no hazardous material shipping or storage precautions. The Company attempts to meet this standard with all of its products; however, customized products for key high volume customers and new niche applications frequently have unique requirements, which may necessitate departure from this standard.

The Company is constantly developing new cleaning chemistries and processes for all of the Technical Roads. Management of the Company believes that future product lines may also be obtained through acquisitions, marketing agreements or licensing agreements. In 1998, the Company entered into a licensing agreement with AlliedSignal, Inc. now known as Honeywell International Inc., ("Honeywell") and Hewlett Packard Company to sell and market a patented cleaning product jointly developed by both companies. In 1999, the Company entered into an exclusive agreement to sell and market Xolvone(R),.a patented chemical developed by the DuPont Nylons Division. In the first quarter of 2001, the Company entered into an agreement to sell and market Vertrel(R), a patented chemical developed by the DuPont Fluoroproducts Division. These chemicals will be targeted by the Company into formulated products sold under the Company's Ionox, Aquanox, Cybersolv and Micronox trademarks. The primary application for these products is within the Semiconductor Technical Road, with additional applications in both the Aerospace and Electronic Assembly Technical Roads. The expiration or termination of any such agreements would not have a material adverse effect on the Company's financial condition or results of operations at the present time. The Company has been in discussions from time to time with potential acquisition candidates or licensors of cleaning technology and products. The Company has not entered into any definitive agreement with such candidates or licensors and there can be no assurance that any particular opportunity will materialize.

ENGINEERING SERVICES GROUP

The goal of Kyzen's Engineering Services Group (formerly the Equipment Products and Peripherals group) is to enhance processes and expedite and eliminate obstacles in the implementation of Kyzen's chemical cleaning solutions. This group is responsible for developing, manufacturing and/or retrofitting process control and cleaning equipment. In addition the group also builds and maintains equipment in Kyzen's Cleaning Applications and Evaluation Center, maintains existing customer machines pursuant to service contracts and manufactures peripheral items necessary to assist in the installation and implementation of chemicals. The group also utilizes the Company's extensive array of equipment in its Cleaning Applications and Evaluation Centers in Manchester, New Hampshire and Nashville, Tennessee to perform contract cleaning.

KYZEN CORPORATION

Process Control Systems ("PCS"). PCS is a fully integrated tool based on the Company's proprietary technology that automatically samples and adjusts cleaning agent concentration to a specified level in a cleaning tank or machine. PCS also has the capability to automatically (1) monitor and maintain liquid levels, (2) pump chemicals directly from the drum to the wash tank and (3) fill the cleaning machine. The current PCS product line is designed to operate on a number of the Company's existing and developmental cleaning products. The Company's strategy is to further develop Kyzen's technologies in the PCS area and use them to differentiate the Company's cleaning agents from competitors. The Company plans to pursue the manufacture and sale of its PCS product to potential customers in current markets and to continue to develop the PCS for new niche cleaning applications and for other chemical applications. Management believes the largest interest in the PCS product line will continue to be within the Semiconductor Technical Road.

COMPETITION

The precision cleaning industry underwent rapid change in the 1990's as companies searched for new technology to replace processes based on ODPs. The precision cleaning industry moved from a commodity market supplied by major chemical companies to a series of highly fragmented niche markets supplied by numerous focused specialty chemical companies. In the last three years, the Company's greatest competitive challenge has come not from direct competition but from industry changes. The largest change came from the advent of soldering technologies that do not require cleaning. These "No Clean" technologies dominate a majority of electronic assemblies produced worldwide and limit cleaning to those applications that require high reliability. The second change was the emergence of contract manufacturers of electronic assemblies known as the Electronic Manufacturing Services ("EMS") industry. With the emergence of EMS, many original equipment manufacturers ("OEM's") have outsourced the production of their products to these contract manufacturers. The EMS industry, unlike the OEM business, is a commodity market and focuses on cost rather than reliability of end products. The end result is that many of the products produced by the EMS manufacturers are not cleaned, thereby slowly reducing the size of the cleaning market in the Electronic Assembly Technical Road. The cleaning challenges that remain in the contract assembly market tend to be smaller and more oriented to "off line" production processes.

Recent technology appears to be creating new opportunities for the Company in the Electronic Assembly and Semiconductor Technical Roads. The emergence of miniaturization requires products to be cleaner in order to properly function. As miniaturization progresses, the desire to eliminate production steps such as the packaging of semiconductors should result in semiconductors being attached to electronic assemblies through the use of flip-chip and solder bumping technologies. This emerging trend will require cleaning in many of the manufacturing steps. Environmental groups in various industrial nations are seeking the elimination of lead-based products. If legislation prohibiting or limiting the use of lead is enacted, management of the Company believes that "no lead" soldering technologies will create more cleaning opportunities than those that currently exist with lead-based soldering, particularly within the Electronic Assembly and Semiconductor Technical Roads. Kyzen is currently working with a number of solder paste suppliers to test cleaning applications for a number of new "no lead" soldering products.

Currently, the Company considers its most significant competitors to be the following companies: Petroferm(R), Church & Dwight, Valtron, Alpha Metals, Multicore EKC Technology, Ashland Chemical, Brulin 3M and Dr. O.K. Wack Chemie. As the Company continues to expand its product offering, management believes new competitors will emerge as the Company moves to solve new technical challenges. Management believes the Company has a competitive advantage because the Company is one of a few companies that have as their primary source of revenue the sale of high technology cleaning products. Management believes that the Company may also have a competitive advantage by the Company's ability to leverage its core competencies though its agreements with technology partners, such as DuPont, and the Company's provision of cleaning data and information on environmentally sensitive cleaning processes to solder, flux and equipment suppliers.

DEPENDENCE ON SUPPLIERS AND OTHERS

The Company purchases its raw materials, components and finished machines from a variety of sources. Through its agreements with DuPont, the Company will be dependent on DuPont's Nylon and Fluoroproducts Divisions for the production of their unique chemicals. While the Company is generally not dependent on any one supplier for raw materials, components or finished products, it had historically relied on one domestic chemical producer for its supply of the nonlinear alcohol used in many of the Company's cleaning formulations. In 2000, the Company became less reliant on this vendor as the Company obtained its non-linear alcohol from both domestic and international sources. There can be no assurance that any raw material or other components and systems utilized by the Company will continue to be available at reasonable prices in the volume required for the Company to meet its customers' orders.

KYZEN CORPORATION

PRODUCTION AND SUPPLY

The production of the Company's chemicals involves the blending of chemicals purchased from third-party suppliers in the open market. The Company's chemical raw materials are widely available from numerous sources with the exception of DuPont as described above.

SALES AND PRODUCT DISTRIBUTION

Marketing. There are a number of precision cleaning market niches ranging in size from $1,000,000 to $50,000,000 in which management believes the Company should be able to establish and maintain a competitive advantage. The Company is now established in the Electronic Assembly Technical Road and has targeted Technical Roads in Optics, Semiconductors and Aerospace for expansion. The Company is currently developing other cleaning processes and products for these Technical Roads, with some emphasis on peripheral cleaning products such as hand-cleaning products and wipes, and cleaning processes using smaller machines and batch type processes. The Company's focus on the cleaning market allows the Company's sales force to be committed to selling and servicing related product lines in a specialized market, as opposed to competitive sales forces or distributors that are less focused due to demands from multiple product lines in multiple markets.

Cleaning Applications and Evaluation Centers. The Company currently operates comprehensive Cleaning Applications and Evaluation Centers in Manchester, New Hampshire and Nashville, Tennessee. A Cleaning Applications and Evaluation Center is a demonstration facility in which customers can view the effectiveness of the Company's cleaning technology in a risk-free environment. The Company believes it has the most comprehensive demonstration facilities in the industrial cleaning industry. The centers are used to expedite the sales cycle for Kyzen's chemical solutions, to accelerate the development of new chemical products and to increase potential customers' exposure to Kyzen and its products.

Sales Force. One of the primary challenges facing the Company is selling its cleaning technologies to customers who have limited experience with cleaning agents and processes. Consequently, these sales often require long relationship building periods and considerable time for solving problems and testing of process and chemistry. To shorten the sales cycle, the Company has invested in the Cleaning Applications and Evaluation Centers described above, which allow new and existing customers to test and collect data on various cleaning products and processes. The Company's sales cycle for conversion to the Company's products typically range from three months to two years.

The Company currently sells its products through a direct regional sales force, complemented in certain geographic regions or niches with manufacturer representatives or agents. The Company also uses sales engineers, chemists, application lab personnel and inside sales personnel in the Company's sales efforts depending on the customer application, sales volume potential and the status of the customer in testing, buying and/or implementing the cleaning chemical. The Company delivers its product via common carrier.

CUSTOMERS

During the year ended December 31, 2000, no customer accounted for more than 10% of the Company's revenues. Management believes that the loss of any one customer would not have a material adverse effect on the Company's financial condition or results of operations.

PATENTS

The Company holds four patents for its chemical cleaning formulations in the United States. Two patents cover applications in the electronic area and two cover applications in the optical and semiconductor area. The Company has also obtained one patent for electronic applications in each of Mexico, China, Taiwan, Australia, Korea, Brazil, European Union and Japan. The two patents for electronic applications, which expire between 2009 and 2014, and pending international patents related to these two U.S. patents, are jointly owned by the Company and Delphi Automotive Systems ("Delphi", formerly Delco Electronics, a division of General Motors). Delphi has retained the right to use the chemistry developed under the patents and the Company has retained the right to market the patented formulations. Delphi is not entitled to receive royalties or license fees from the Company on the chemical cleaning products manufactured and sold by the Company. If the Company enters into a license or royalty arrangement for the patented formulations, the resulting license fee or royalties would be shared between the Company and Delphi.

The Company has applied for additional patents in the United States and several foreign countries covering electronic, optical and semiconductor cleaning formulations and the use of novel materials and processes. These filings relate to work performed during the past three years on a number of formulations to be used in existing and new market niches.

KYZEN CORPORATION

Two U.S. patents were issued to the Company in October 1999 and January 2000, and additional patents from this and other applications are currently being reviewed by the patent office. The two U.S. patents will expire in 2018. The Company is also required to pay patent royalties to Bix Manufacturing Company, a shareholder of the Company. Royalties are based on 2% of revenues related to the patented chemistry and amounted to $41,100 in each of 2000 and 1999. The Company is currently settling its royalty obligation through consulting services performed by the Company. In addition, the Company also pays a royalty to Honeywell for the sale of products under a licensing arrangement with Honeywell. The royalty is based on a percentage of sales made by Kyzen under the agreement. In both 1999 and 2000, these royalty payments were less than $50,000.

FUTURE LEGISLATION AND GOVERNMENTAL REGULATION

The Company believes that the demand for its products is directly related to governmental responses to and public concern with ozone depletion, CFC elimination, use of hazardous or highly toxic cleaning agents and air and water contamination. Decreased public concern over ozone depletion or water contamination or less governmental pressure to remedy such problems could substantially reduce demand for the Company's products. Although the Company is not aware of any such pending or proposed federal legislation or regulation, any legislation or regulation that limits the sale of the Company's products, chemicals, services or components or limits the methods by which the Company's products or chemicals are manufactured, installed or serviced could have a material adverse effect on the financial condition or results of operations of the Company.

RESEARCH AND DEVELOPMENT

The Company's research and development expenses in 2000 were $399,702 and in 1999 were $406,166. Research and development activities are expensed as incurred because the majority of the Company's research and development activities consist of developing technologically feasible products and processes for niche specific applications. Management expects that the Company will increase its research and development costs in the foreseeable future as the Company has retained the services of more experienced chemists and formulators to focus on developing new products for Aerospace and Semiconductor markets Technical Road.

EMPLOYEES

As of December 31, 2000, the Company had 33 full-time employees and 2 part-time employees. The Company considers its employee relations to be satisfactory. The management of the Company believes the current staffing level is adequate to accomplish the necessary tasks for 2001 given historical growth levels of the Company. Higher growth rates, acquisitions or licensing of new product lines may require additional employees to properly staff increased sales, development and technical support functions. Management of the Company intends to hire additional personnel as they are required.

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

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

The Company's headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a Cleaning Applications and Evaluation Center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well- maintained industrial park. The Company also leases an approximately 7,425 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a Cleaning Application and Evaluation Center, Engineering Services Group manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company's needs for at least the next year.

KYZEN CORPORATION

The Company conducts its operations from these facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2000 and extended to May 2002. The lease for the Tennessee facility, which was schedule to terminate in February 2001, has been extended for a five-year term with an option to renew for an additional five years. As of December 31, 2000, future annual rental payments for the next five years are summarized as follows:

                  2001              $142,055
                  2002               119,380
                  2003               107,180
                  2004               107,580
                  2005               111,980

Total rent expense was $136,882 in 2000 and $132,425 in 1999. Included in rent expense for 2000 and 1999 is approximately $100,910 and $97,462, respectively, of rent paid to Charles Hawkins Company, whose pension plan is a shareholder of the Company. The Company carries general property and casualty insurance in an amount management considers adequate.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and the Company is not aware of any proceedings contemplated by any party or governmental authority against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2000.

KYZEN CORPORATION
PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and Warrants to purchase Common Stock are quoted on the OTC Bulletin Board (symbols KYZN and KYZNW, respectively) and listed on the Boston Stock Exchange (symbols KYZ and KYZW, respectively). In February 2000, the Company's securities were removed from the Nasdaq SmallCap Stock Market for failure to meet the requirements for minimum bid price. The following table provides the range of the high and low bid quotations (denominated in dollars or fractions thereof) for the Company's Warrants and Common Stock (on the Nasdaq SmallCap Stock Market prior to February, 2000 and on the OTC Bulletin Board after February, 2000) for each quarter within the last two fiscal years. The quotations reflect inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                    Warrants           Common Stock
                                                  Dividends     High        Low      High         Low
                                                  ---------    ------      -----    ------      -----
Quarter ended:    March 31, 1999                      *         3/16       3/32     1  1/4      17/32
                  June 30, 1999                       *         5/32       3/32     1  3/8      11/16
                  September 30, 1999                  *         5/32        1/4     1  3/16     11/16
                  December 31, 1999                   *          1/4       1/32       15/16      5/16

                  March 31, 2000                      *         3/32       1/64       27/32     17/32
                  June 30, 2000                       *         5/64       1/32       27/32     19/32
                  September 30, 2000                  *         3/32       1/32       23/32     13/32
                  December 31, 2000                   *         3/32       1/64        9/16      7/32

         * The Company historically has not paid dividends and does not expect to pay dividends in the foreseeable future.

There were approximately 110 shareholders of record and approximately 1000 beneficial shareholders of Common Stock on December 31, 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net sales for the year ended December 31, 2000 from all business activities increased approximately 2% or $133,542 to $5,893,392, as compared to $5,759,850 for the year ended December 31, 1999. Net chemical sales during the same time period increased by 1%. These increases, although small in terms of percentage change, have included some significant changes in our customer mix as several large customers from prior years ceased doing business with the Company while several others were added to the sales base. Sales of equipment, processes and peripheral systems have increased 33% during the year ended December 31, 2000, from 4% of net sales in 1999 to 5% in 2000. The Company remains focused on chemical sales but continues to maintain its base of equipment sales, which help to support future chemical sales.

Gross profit for the year ended December 31, 2000 decreased 3% or $86,517 to $3,218,831 as compared to $3,305,348 for the year ended December 31, 1999 reflecting changes in our product sales mix .

Selling, marketing, general and administrative expenses for the year ended December 31, 2000 decreased 4% or $116,617 to $2,957,805 as compared to $3,074,422 for the year ended December 31, 1999. This decrease reflects the absence of several non-recurring expenses related to the implementation of the Company's Shareholder Rights Plan in 1999, and the non-recurring expenses associated with the Company's redomestication from Utah to Tennessee, also during 1999. Contributing to the decrease is a continual effort by management to control costs in these areas while continuing to pursue customers in the Company's niche markets.

Research and development expenses for the year ended December 31, 2000 decreased 2% or $6,464 to $399,702 from $406,166 for the year ended December 31, 1999. As a percentage of gross sales, research and development expenses have remained constant at 7% of sales for both 2000 and 1999, reflecting the continued commitment by Kyzen to pursue new products and markets through research and development. The Company intends to have higher research and development expense in 2001 as the Company invests in accelerating development of new products in aerospace and semiconductor markets. Management anticipates research and development expenses to remain constant within a range of 6% to 8% of gross sales.

KYZEN CORPORATION
PART II (CONTINUED)


The operating loss for the year ended December 31, 2000 was $138,676, compared to a net loss of $175,240 for the year ended December 31, 1999. This represents a decrease of $36,564. This decrease is primarily a reflection of the decreased spending in selling, general and administrative expenses. With total sales up slightly for the year and the lower gross margins, the continued control of administrative spending and the absence of the non-recurring charges from 1999 have had a positive impact on operations. Net interest income of $24,605 for the year ended December 31, 2000 compared to a net interest expense of $195,492 for the year ended December 31, 1999. The expense in 1999 was the result of management's decision to record a non-cash charge of $215,463 relating to the write-off of interest receivable on certain long term notes receivable from officers and former employees. These notes, which were secured by collateral of 322,227 shares of Kyzen Common Stock, were deemed to have been materially impaired by the continued low trading prices of Kyzen Common Stock and the shares were cancelled by the Company.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

Net sales for the year ended December 31,1999 from all business activities decreased approximately 2% or $118,124 to $5,759,850, as compared to $5,877,974 in the year ended December 31, 1998. Net chemical sales during the same time period decreased 3% over the year ended December 31, 1998. These decreases are due to reduced volume of sales of the Company's chemical cleaning agents to existing customers, reduced international sales primarily due to the relocation of a major customer's facility and cleaning process equipment, and the loss of a major domestic customer that closed its production facility in December 1998. The customer closing its production facility represented approximately 5% of net sales for the year ended December 31, 1998 and provided no sales for the year ended December 31, 1999. Sales of equipment, processes and peripheral systems have increased 15% during the year ended December 31, 1999, from 3% of net sales in 1998 to 4% of net sales in 1999. The Company remains focused on chemical sales, but continues to maintain its base of equipment sales, which help to support future chemical sales.

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

Research and development expenses for the year ended December 31, 1999 decreased 4% or $18,169 to $406,166 from $424,335 for the year ended December 31, 1998.
The decrease was the result of personnel changes and timing in the ordering of supplies for the year ended December 31, 1999 compared to the year ended December 31, 1998. As a percentage of gross sales, research and development expenses have remained constant at 7% of sales for both 1999 and 1998, reflecting the continued commitment by Kyzen to pursue new products and markets through research and development.

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

Net interest decreased $258,689 from an income of $63,197 in the year ended December 31, 1998 to an expense of $195,492 for the year ended December 31, 1999. This expense is the result of management's decision to record a non-cash charge of $215,463 relating to the write-off of interest receivable on certain long term notes receivable from officers and former employees. These notes, which were supported by collateral of 322,227 shares of Kyzen Common Stock, were deemed to have been materially impaired by the continued low trading prices of Kyzen Common Stock. These shares have been cancelled by the Company.

KYZEN CORPORATION
PART II (CONTINUED)


ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted the provisions of this Statement effective January 1, 2000. As the Company has not engaged, and does not plan to engage, in derivative or hedging activities, adoption of this Statement has not had a material impact on the Company's financial condition or results of operations.

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

FORWARD-LOOKING STATEMENTS

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers of chemical raw materials; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the availability of new expansion and acquisition opportunities; changes in the financial condition, corporate strategy or technology of the Company's primary customers; and the ability of the Company to develop new competitive product lines or add product lines through acquisitions, marketing agreements or licensing agreements. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have been the remaining proceeds from its initial public offering in 1995, cash flows from operations and proceeds from a line of credit with a bank established in the fourth quarter of 2000. The Company's primary uses of funds are the funding of research and development of new product lines, purchase of capital equipment, and sales and marketing activities.

As of December 31, 2000, the Company had working capital of $1,203,463, compared to $1,247,429 as of December 31, 1999, representing a decrease of $43,966. This decrease results primarily from increases in short-term investments, accounts receivable, and other assets offset by decreases in cash, inventory, accounts payable and accrued expenses. Management attributes increases in accounts receivable to strong shipments late in the fourth quarter of 2000 and the extension of payment terms to certain significant customers. Increases in short-term investments were the result of utilizing six months certificates of deposit bearing higher interest rates, rather than the sweep investment accounts used previously by the Company. In October, 2000, the Company obtained a bank line of credit that provides for maximum borrowings of $200,000 and matures on April 30, 2001. Borrowings under this line of credit will bear interest at 7.95%. The line of credit is secured by a $200,000 certificate of deposit. At December 31, 2000, the Company had borrowed $100,000 under the line of credit.

Cash used by operations was $52,622 for the year ended December 31, 2000, a net decrease of $243,652 from the $191,030 of cash provided by operations for the year ended December 31, 1999. This increased use of cash is the result

KYZEN CORPORATION
PART II (CONTINUED)


of increases in accounts receivable, other current assets and interest receivable from related parties and decreases in accounts payable, offset by decreases in inventory.

Cash used by investing activities of $309,768 for the year ended December 31, 2000, represented an increase of $178,661 as compared to cash used by investing activities for the year ended December 31, 1999 of $131,107. This increase in cash usage is primarily the result of purchases of certain short term investments in the form of six month certificates of deposit and the purchase of fixed assets, mostly in the form of computers and the continued expenditures in pursuit of patent and trademark registrations in the United States and in foreign countries.

Capital expenditures for the year ended December 31, 2000 decreased 11% to $72,946 from $82,206 for the year ended December 31, 1999. This insignificant decrease of $9,260 reflects Kyzen's control over capital spending as well as the effective use of capital assets that are available. Capital expenditures for patents decreased slightly for the year ended December 31, 2000 to $36,822 from $48,901 for the year ended December 31, 1999. While the Company continues to pursue and protect its patent rights, fewer actions were taken or required to be taken during 2000.

Cash flows from financing activities reflect no net activity for the year ended December 31, 2000, representing a decrease of $5,201 from cash provided by financing activities of $5,201 for the year ended December 31, 1999. During the fourth quarter of 2000, the Company borrowed $100,000 under the line of credit. The proceeds of this loan were used for a loan to Mr. Christopher B. Cannon, a major shareholder, collateralized by 350,000 shares of the Company's Common Stock, that is reflected as a reduction of Shareholders Equity in the balance sheet. No long term notes required payment during 1999 and the Company received proceeds of $5,794 from the exercise of stock options in 1999.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances and the currently available credit line at a bank, together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through December 31, 2001. The Company's cash requirements for the year 2001 and beyond will depend primarily upon the level of sales of chemical products, product development, product procurement, sales and marketing expenditures, timing of potential acquisitions and capital expenditures. If the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, deterioration of customer base, financial condition or otherwise), the Company may have to seek additional financing from public or private debt and equity markets. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. The Company obtained a short-term line of credit with a bank on terms favorable to the Company. There can be no assurance that the Company will be able to obtain additional or increased credit facilities on favorable terms if additional financing of the Company's cash requirements becomes necessary. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategy, which would create additional financing needs for the Company.

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers of the Company. In 2000, the Company imported approximately 35% of its raw material purchases from foreign sources, the largest being China. In September 2000, the U.S. Senate voted to permanently normalize American trade relations with China. This action provides some additional assurance to the Company of the availability of the base raw material it has been using and should assist the Company in negotiating more favorable prices with both domestic and foreign suppliers.

KYZEN CORPORATION
PART II (CONTINUED)


ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
Report of Independent Accountants                                                                     15

Balance Sheet as of December 31, 2000 and 1999                                                        16

Statement of Operations for the years ended December 31, 2000 and 1999                                17

Statement of Changes in Shareholders' Equity for the years ended December 31, 2000 and 1999           18

Statement of Cash Flows for the years ended December 31, 2000 and 1999                                19

Notes to Financial Statements                                                                         20

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
Kyzen Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Kyzen Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Nashville, Tennessee
February 9, 2001

KYZEN CORPORATION
BALANCE SHEET


                                                                                           DECEMBER 31,
                                                                                   2000                  1999
                                                                                -----------           -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $   226,649           $   589,039
     Short term investments                                                         200,000                    --
     Accounts receivable, net of allowance for doubtful accounts
         of $10,527 in 2000, and $8,334 in 1999                                     836,545               650,639
     Inventory                                                                      431,919               445,438
     Other                                                                           73,122                69,605
                                                                                -----------           -----------
         Total current assets                                                     1,768,235             1,754,721

Property and equipment, net                                                         483,445               673,545
Patents, net                                                                        228,285               210,040
Interest receivable from related parties                                              1,750                    --
                                                                                -----------           -----------

         Total assets                                                           $ 2,481,715           $ 2,638,306
                                                                                ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes Payable, current                                                     $   100,000           $        --
     Accounts payable and accrued expenses                                          462,641               505,832
     Accounts payable to related parties                                              2,131                 1,460
                                                                                -----------           -----------
         Total current liabilities                                                  564,772               507,292

                                                                                -----------           -----------
         Total liabilities                                                          564,772               507,292
                                                                                -----------           -----------
Commitments and contingencies (Note 10)
Shareholders' equity:
     Preferred Stock, $0.01 par value;10,000,000 shares
         authorized, no shares issued or outstanding in 2000 and
         1999; 100,000 Designated Series A Junior Participating
         Preferred Stock                                                                 --                    --
     Common Stock, $0.01 par value; 40,000,000 shares
         authorized, 4,777,787 and 5,100,014 shares, issued and
         outstanding in 2000 and 1999, respectively                                  47,778                51,001
     Additional paid-in capital                                                   5,202,717             5,299,494
     Treasury stock, at cost                                                           (313)                 (313)
     Accumulated deficit                                                         (3,333,239)           (3,219,168)
                                                                                -----------           -----------
         Total shareholders' equity                                               1,916,943             2,131,014
                                                                                -----------           -----------

         Total liabilities and shareholders' equity                             $ 2,481,715           $ 2,638,306
                                                                                ===========           ===========

    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
STATEMENT OF OPERATIONS


                                                                                        FOR THE YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                     2000                    1999
                                                                                -----------           -----------
Net sales                                                                       $ 5,893,392           $ 5,759,850
Cost of sales                                                                     2,674,561             2,454,502
                                                                                -----------           -----------
Gross profit                                                                      3,218,831             3,305,348

Operating costs and expenses:

         Selling, marketing, general and administrative expenses                  2,957,805             3,074,422
         Research and development expenses                                          399,702               406,166
                                                                                -----------           -----------
                  Total operating expenses                                        3,357,507             3,480,588
                                                                                -----------           -----------
                  Operating loss                                                   (138,676)             (175,240)

Other income (expense):
         Interest income                                                             26,925                60,738
         Interest expense                                                            (2,320)             (256,230)
                                                                                -----------           -----------
                  Total other income (expense)                                       24,605              (195,492)
                                                                                -----------           -----------
Net loss                                                                        $  (114,071)          $  (370,732)
                                                                                ===========           ===========

         Loss per share - basic                                                 $     (0.02)          $     (0.07)
                                                                                ===========           ===========
         Loss per share - diluted                                               $     (0.02)          $     (0.07)
                                                                                ===========           ===========
         Weighted average shares outstanding
                  - basic                                                         4,787,471             5,016,398
                                                                                ===========           ===========
         Weighted average shares outstanding
                  - diluted                                                       4,787,471             5,016,398
                                                                                ===========           ===========

    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                ADDITIONAL
                                          COMMON STOCK            PAID-IN      TREASURY STOCK      ACCUMULATED
                                        SHARES       AMOUNT       CAPITAL     SHARES    AMOUNT       DEFICIT         TOTAL
                                      ----------    --------    -----------   ------   -------    -------------    -----------
Balance at December 31, 1998           5,006,781    $ 50,068    $ 5,294,633     100    $ (313)    $ (2,848,436)    $ 2,495,952

Exercise of Stock Options                 93,333         933         16,567                                             17,500

Officer Loan Contra Account
Issuance of stock options
pursuant to a consulting
agreement                                                           (17,500)                                           (17,500)
                                                                      5,794                                              5,794
Net Loss                                                                                              (370,732)       (370,732)
                                      ----------    --------    -----------   -----    ------     ------------      ----------

Balance at December 31, 1999           5,100,114      51,001      5,299,494     100      (313)      (3,219,168)      2,131,014

Cancellation of shares from
Officers Notes Receivable               (322,327)     (3,223)         3,223                                                -0-

Shareholder Contra Equity                                          (100,000)                                          (100,000)
                                      ----------    --------    -----------   -----    ------     ------------      ----------

Net Loss                                                                                              (114,071)       (114,071)
                                      ----------    --------    -----------   -----    ------     ------------      ----------

Balance at December 31, 2000           4,777,787    $ 47,778    $ 5,202,717     100    $ (313)    $ (3,333,239)     $ 1,916,943
                                      ==========    ========    ===========   =====    ======     ============      ===========

    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
STATEMENT OF CASH FLOWS

                                                                                           FOR THE YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                     2000                     1999
                                                                              --------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $         (114,071)     $         (370,732)
         Depreciation and amortization                                                    281,623                 286,193
         Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
         (Increase) decrease in accounts receivable                                      (185,906)                181,078
         (Increase) decrease in inventory                                                  13,519                 (99,540)
         Increase in other current assets                                                  (3,517)                (23,512)
         (Increase) decrease in interest receivable from related parties                   (1,750)                215,463
         Increase (decrease) in accounts payable and accrued expenses                     (42,520)                  2,080
                                                                              --------------------    ---------------------

                  Net cash (used in) provided by operating activities                     (52,622)                191,030
                                                                              --------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                                  (200,000)                     --
     Purchase of fixed assets                                                             (72,946)                (82,206)
     Purchase of patent rights and related expenditures                                   (36,822)                (48,901)
                                                                              --------------------    ---------------------

                  Net cash used by investing activities                                  (309,768)               (131,107)
                                                                              --------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Stock Options                                                                 --                   5,794
     Payments of Long Term Debt                                                                --                    (593)
     Proceeds from issuance of long term debt                                             100,000                      --
     Issuance of loan to major shareholder                                               (100,000)                     --
                                                                              --------------------    ---------------------

                  Net cash provided by financing activities                                    --                   5,201
                                                                              --------------------    ---------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (362,390)                 65,124

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            589,039                 523,915
                                                                              --------------------    ---------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $          226,649      $          589,039
                                                                              ====================    =====================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash used for interest payments was $2,319 in 2000 and $338 in 1999. The Company paid no income taxes in 2000 or 1999. During 1999, certain officers of the Company exercised options to purchase 93,333 shares of common stock in the amount of $17,500 by each such officer executing a promissory note payable to the Company.


    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Kyzen Corporation ("Kyzen" or the "Company") was incorporated under the laws of the State of Utah on March 9, 1990. On May 26, 1999 the Company reincorporated under the laws of Tennessee. Kyzen was formed to develop environmentally safe chemical solutions to replace ozone-depleting chlorinated solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Sales of such equipment and maintenance services totaled 5% of net sales in 2000 and 4% of net sales in 1999. Typically these products are sold as separate items and are integrated into a cleaning process by the customer, or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire. The Company's operations are conducted within one reportable business segment. Sales to customers outside the United States totaled $982,610 in 2000 and $699,583 in 1999, representing approximately 17% of net sales in 2000 and 12% of net sales in 1999. No individual customer or foreign country accounted for more than 10% of the Company's revenue in 2000 or 1999.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers securities with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

By Company policy, short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. government and its agencies and other short-term investment funds. The Company has classified all of its investments in debt and equity securities as trading securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities." In accordance with SFAS No. 115, the Company records its investments at fair value and recognizes unrealized holding gains and losses in earnings. Unrealized gains and losses recognized in earnings during 2000 were not significant. There was a short-term investment in certificates of deposit in the amount of $200,000 outstanding at December 31, 2000. Fair value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

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

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

PATENT COSTS

Patent costs, including the purchase of patent rights (Note 10) and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the useful lives of the patents, not exceeding 20 years. Accumulated amortization was $99,959 and $81,383 at December 31, 2000 and 1999, respectively.

IMPAIRMENT OF VALUE

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows before consideration of interest expense. As of December 31, 1999, the Company determined that certain long-lived assets of the Company had been impaired and subsequently made adjustments to write off the carrying value of those assets to reflect the changes. During the year ended December 31, 2000, no impairments were incurred.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

ADVERTISING COSTS

Costs incurred for producing and communicating advertising are expensed in the period incurred and totaled $163,462 in 2000 and $167,733 in 1999. USE OF

ESTIMATES

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

EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net loss by the weighted average number of shares outstanding. Because the Company incurred a net loss in 1999 and in 2000, the effect of common stock options were not included in the computation of diluted earnings per share as such effect was anti-dilutive.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by the Company on January 1, 1998. SFAS No. 130 requires presentation of comprehensive income and its components in the financial statements. The Company did not have any components of comprehensive income other than net income (loss) in 2000 and 1999.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 --  NOTES RECEIVABLE

Certain key executives and former employees of the Company exercised stock options during 1994 by executing non-recourse promissory notes payable to the Company. The notes bear interest at 5% per year and are secured by the Company's stock held by such employees. Both principal and interest were due January 2000. Due to collectibility concerns and the value of the Kyzen Common Stock which secured these notes, the Company decided to write-off the interest receivable on these notes as of December 31, 1999. These notes have also been written off and the shares of Common Stock were cancelled by the Company during the first quarter of 2000. Additionally, during 1999, certain key executives of the Company exercised options to purchase 93,333 shares of the Company's common stock by executing non-recourse promissory notes payable to the Company. The notes bear interest at 5% per year and are secured by the Company's common stock held by such employees. The interest income is being withheld from the applicable executives' paychecks.

NOTE 3 -- INVENTORY

Inventory consists of the following:

                                                                                 DECEMBER 31,
                                                                         2000                    1999
                                                                 ---------------------    --------------------
Raw materials                                                     $          274,883       $          294,042
Work in process                                                                1,705                    1,705
Finished goods                                                               155,331                  149,691
                                                                 ---------------------    --------------------

                                                                  $          431,919       $          445,438
                                                                 =====================    ====================

NOTE 4 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                 DECEMBER 31,
                                                                         2000                    1999
                                                                 ---------------------    --------------------
Manufacturing equipment                                           $          631,073       $          620,835
Office furniture and fixtures                                                461,209                  399,157
Demonstration equipment                                                      413,614                  413,614
Leasehold improvements                                                       278,231                  277,574
                                                                 ---------------------    --------------------

                                                                           1,784,127                1,711,180
Less-accumulated depreciation                                             (1,300,682)              (1,037,635)
                                                                 ---------------------    --------------------

                                                                  $          483,445       $          673,545
                                                                 =====================    ====================

Depreciation expense totaled $281,623 in 2000 and $286,193 in 1999.

NOTE 5 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                 DECEMBER 31,
                                                                         2000                    1999
                                                                 ---------------------    --------------------
Accounts payable                                                  $          267,795       $          329,587
Salaries, wages and commissions                                               24,024                   21,035
Accrued expenses                                                             170,822                  155,210
                                                                 ---------------------    --------------------

                                                                  $          462,641       $          505,832
                                                                 =====================    ====================

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 -- NOTES PAYABLE

CREDIT FACILITY OBLIGATIONS

During the fourth quarter of 2000, the Company entered into a line of credit permitting maximum borrowing of $200,000 with The Bank of Nashville. This line of credit has an origination date of October 31, 2000 and a maturity date of April 30, 2001. Money borrowed by the Company pursuant to the line of credit incurs interest at a rate of 7.95%. The obligation to repay any money borrowed pursuant to the line of credit is secured by a $200,000 certificate of deposit with the same maturity date, earning interest at 5.95%. The Company borrowed $100,000 under this credit line during the fourth quarter of 2000.

NOTE 7 -- CAPITAL STOCK

COMMON STOCK

In April, 1999 the Shareholders approved an amendment to the Charter to change the capital structure of the Company. The amended structure provides authorized capitalization of 40,000,000 shares of common stock, $.01 par value per share (the "Common Stock").

As indicated in Note 2, certain officers of the Company executed non-recourse promissory notes in 1994 payable to the Company as payment for the exercise of stock options. The total number of shares issued for these promissory notes was 322,227 with a value of $906,263. These shares were cancelled in the first quarter of 2000.

WARRANTS

In conjunction with its initial public offering in 1995, the Company issued warrants to purchase 1,650,000 shares of Common Stock at an exercise price of $5.00 per share. The warrants are exercisable from February 4, 1996 through August 4, 2002. The warrants are subject to redemption by the Company at $0.05 per warrant at any time on thirty days prior written notice, provided that the closing price or the closing bid quotation for the Common Stock has equaled or exceeded $7.50 for ten trading days. All warrants remained outstanding at December 31, 2000.

PREFERRED STOCK

Under its amended capital structure, the Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The terms of any Preferred Stock to be authorized, including dividend rates, conversion prices, voting rights, redemption prices, and similar matters, will be determined by the Board of Directors. As of December 31, 2000 there were no shares of preferred stock issued or outstanding and 100,000 shares of the Preferred Stock has been designated Series A Junior Participating Preferred.

STOCK OPTIONS

The Company has an incentive stock option plan. Under this plan, officers, directors and other key employees of the Company may be granted options, each of which allows for the purchase of shares of the Company's Common Stock. The per share exercise price of the options granted under the plan is equal to the estimated fair value of the Common Stock on such date as determined by the Board of Directors, except for options granted to 10% or greater shareholders for which the per share exercise price is 110% of the estimated fair value. Under the plan, the Company has reserved 600,000 shares of Common Stock for issuance upon exercise of the options. The stock options have terms of five to ten years from the date of the grant and vest ratably over a three-year period, except for options granted to directors, which vest immediately upon grant. In 1993, the Company also granted options to purchase 106,666 shares of the Company's Common Stock to three employees under a prior non-qualified plan. As of December 31, 1999, all of those options have been exercised.

In 1999, the Company granted 250,000 non-qualified options to Institutional Equity Corporation (formerly Redstone Securities) at exercise prices ranging from $0.50 to $3.00 as compensation for future financial advisory services. The Company recognized $5,794 as compensation expense in the quarter ending December 31, 1999 as the fair market value of this grant. On November 23, 2000, these 250,000 non-qualified option grants expired without exercise.

During 2000, the Company granted options to key employees to purchase 30,000 shares of the Company's Common Stock at exercise prices ranging from $0.41 to $0.69. There were 59,300 stock options granted in prior years to certain former employees that expired due to the cessation of employment by these individuals.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS

In accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and accordingly, does not recognize compensation costs for options issued to employees and directors. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                         2000                    1999
                                                                 ---------------------    --------------------
     Net loss, reported                                           $         (114,071)      $         (370,732)
         Net loss, pro forma                                                (150,239)                (498,810)
     Net loss, per share reported (basic and diluted)                          (0.02)                   (0.07)
     Net loss per share, pro forma (basic and diluted)                         (0.03)                   (0.10)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

                                                                         2000                    1999
                                                                 ---------------------    --------------------
     Expected dividend yield                                              0%                      0%
     Expected stock price volatility                                    94.4%                    87.5%
     Risk-free interest rate                                            5.15%                    5.6%
     Expected life of options                                         1-10 years              1-10 years

The weighted average fair value at date of grant for options granted during 2000 and 1999 was $ 0.54 and $0.20 per option, respectively. Stock option transactions were as follows:

                                                                                        WEIGHTED AVERAGE
                                                           NUMBER OF SHARES              EXERCISE PRICE
                                                         ---------------------    ---------------------------
OUTSTANDING, DECEMBER 31, 1998                                      564,150        $          2.30
Granted                                                             386,867                   1.61
Exercised                                                           (93,333)                  0.18
Forfeited                                                           (76,634)                  2.96
                                                         ---------------------    ---------------------------
OUTSTANDING, DECEMBER 31, 1999                                      781,050        $          2.15
Granted                                                              30,000                   0.55
Exercised                                                                --
Forfeited                                                          (309,300)       $          1.62
                                                         ---------------------    ---------------------------

OUTSTANDING, DECEMBER 31, 2000                                      501,750        $          2.38
                                                         =====================    ===========================

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS

The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

                            OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
----------------------------------------------------------------------------     ---------------------------------
RANGE OF EXERCISE                      WEIGHTED AVERAGE        WEIGHTED                             WEIGHTED
      PRICES            NUMBER      REMAINING CONTRACTUAL       AVERAGE             NUMBER          AVERAGE
                     OUTSTANDING             LIFE           EXERCISE PRICE        EXERCISABLE    EXERCISE PRICE
                                           (YEARS)
------------------- --------------- ----------------------- ----------------     -------------- -----------------
   $0.50 - 0.75             91,600           8.6                  $0.68                 64,285        $0.74
   1.00 - 1.38              48,700           7.5                   1.30                 43,192         1.31
   1.69 - 1.86              62,000           6.7                   1.81                 60,860         1.82
   2.81 - 3.99             298,950           3.5                      3.18             298,950         3.18
       4.50                    500           3.0                   4.50                    500         4.50
                    ---------------                                              --------------
                           501,750                                                     467,787
                    ===============                                              ==============

NOTE 8 -- RETIREMENT PLAN

The Company implemented the Kyzen Corporation 401(k) Retirement Plan (the "Plan") in 1997. Following initial enrollment, employees become eligible to participate in the Plan after 90 days of their initial employment. Employees may contribute as little as 1% or up to 20% of their salary to the Plan. The Company pays all expenses of the Plan and matches employee contributions on a discretionary basis in such amounts as are determined by the Company's Board of Directors. Matches of employee contributions are available to the employee based on a six year vesting schedule that is prorated at different percentages for each year vested. The Company did not match or make other contributions to the Plan during 2000 or 1999. The Plan expense for 2000 and 1999 was $3,071 and $2,986, respectively.


NOTE 9 -- INCOME TAXES

The Company did not record a provision for income taxes in 1999 or 2000 due to the availability of net operating loss carryforwards to offset taxable income due to the Company's net losses in both years. A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                                                 DECEMBER 31,
                                                                          2000                    1999
                                                                 ---------------------    --------------------
Income tax benefit at statutory rate                             $           (38,784)     $          (126,049)
State income taxes, net of federal tax provision                              (4,517)                  (9,543)
Research and development credit, net of federal tax provision                (30,764)                 (15,913)
Other                                                                         16,164                   15,841
Adjustments of prior years' taxes                                                 --                   95,177
Change in valuation allowance                                                 57,901                   40,487
                                                                 ---------------------    --------------------

Total income tax provision                                       $                --       $               --
                                                                 =====================    ====================

Significant components of the Company's deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                                                 DECEMBER 31,
                                                                         2000                    1999
                                                                 ---------------------    --------------------
Net operating loss carryforwards                                  $          767,381       $          786,509
Research and development credits                                             202,754                  156,142
Other                                                                         41,316                   10,899
                                                                 ---------------------    --------------------

Deferred tax assets                                                        1,011,451                  953,550
Valuation allowance                                                       (1,011,451)                (953,550)
                                                                 ---------------------    --------------------

Net deferred tax assets                                           $               --       $               --
                                                                 =====================    ====================

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS

At December 31, 2000, the Company had net operating loss carryforwards available to reduce future taxable income of approximately $2,128,353. The carryforwards expire between 2007 and 2015. The Company has provided a valuation allowance for the entire balance of its deferred tax assets, including its net operating loss carryforwards, due to the uncertainty of future realization.


NOTE 10 -- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company conducts its operations from the facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2000 and extended to May 2002. The lease for the Tennessee facility, which was scheduled to terminate in February 2001, has been extended for a five-year term and the Company has an option to renew the lease for an additional five years. As of December 31, 2000, future annual rental payments for the next five years are summarized as follows (not including optional periods):

                  2001                       $142,055
                  2002                        119,380
                  2003                        107,180
                  2004                        107,580
                  2005                        111,980

Total rent expense was $136,882 in 2000 and $132,425 in 1999. Included in rent expense for 2000 and 1999 is approximately $100,910 and $97,462, respectively, of rent paid to Charles Hawkins Company, whose pension plan is a shareholder of the Company.

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

The Company is also required to pay royalties to Bix, a shareholder of the Company. Royalties are based on 2% of revenues related to the patented chemistry, and amounted to $41,100 in both 2000 and 1999. The Company is currently settling its royalty obligation through consulting services performed by the Company. In addition, the Company also pays a royalty to Honeywell International, Inc. (formerly AlliedSignal) for the sale of products under a licensing arrangement made with Honeywell. The royalty is based on a percentage of sales made by Kyzen under the agreement. In 1999 and 2000, these royalty payments were less than $50,000.

NOTE 11 -- RELATED PARTY TRANSACTIONS

The Company purchased approximately $172,000 and $188,000 of advertising, investor relations, and transportation services from, and paid rent to, shareholders in 2000 and 1999, respectively. The Company entered into a loan with Mr. Christopher B. Cannon in the amount of $100,000 which is discussed in
NOTE 12 below.

NOTE 12 -- SUBSEQUENT EVENTS

The Company, with Board approval, extended the terms of a promissory note dated November 1, 2000 made by Mr. Christopher B. Cannon, a major shareholder, for up to an additional 90 days from the previous due date. The principal amount of the note, together with the interest accrued thereon, was due and payable on January 29, 2001. The original principal amount of the note is $100,000. This amount bears interest at a rate of 9.5% per year. The obligation to repay the principal and interest due on the note is secured pursuant to a Stock Pledge and Security Agreement pursuant to which Mr. Cannon has pledged to the Company 350,000 shares of the Company's Common Stock. This transaction is reflected as a reduction of Shareholders Equity in the balance sheet.

KYZEN CORPORATION
PART II (CONTINUED)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

KYZEN CORPORATION
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2001.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2001.

KYZEN CORPORATION
PART III (CONTINUED)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
     Exhibit 3.1           Registrant's Charter (6)
     Exhibit 3.2           Amended Bylaws of Registrant (6)
     Exhibit 4.1           Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson
                           Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities, dated
                           August 3, 1995 (1)
     Exhibit 4.5           Specimen of Common Stock Certificate (7)
     Exhibit 4.6           Specimen of Warrant Certificate (7)
     Exhibit 10.1          Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant's headquarters and chemical manufacturing facilities (1)
     Exhibit 10.3          Employee Agreements, dated January 1, 1994 with officers and key employees of Registrant (1)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit 10.4          1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and
                           Exercise Notice and Agreement (1)
     Exhibit 10.5          First Amendment to the 1994 Employee Stock Option Plan* (1)
     Exhibit 10.7          Purchase Agreement, dated May 1, 1990, between Bix Manufacturing Company, Inc. and
                           Registrant (1)
     Exhibit 10.8          Technology Exchange Agreement, dated December 17, 1993, between Bix Manufacturing
                           Company, Inc. and Registrant (1)
     Exhibit 10.20         Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust
                           Company (1)
     Exhibit 10.21         Reassignment of Patents to Bix Manufacturing Company, Inc. (1)
     Exhibit 10.24         Lease Agreement, dated April 25, 1995, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities (2)
     Exhibit 10.25         Amended Lease Agreement, dated December 30, 1997, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities (2)
     Exhibit 10.29         Amended Lease Agreement, dated April 1, 1998, between Harding Business Park, a partnership, and the
                           Registrant for the Registrant's Nashville, TN headquarters and chemical manufacturing facilities (3)
     Exhibit 10.30         Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock
                           Transfer & Trust (4)
     Exhibit 10.31         Form of Amendment No. 1 to Employment Agreements with certain officers of the Company: (5)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit 10.32         Consulting Agreement with Redstone Securities
     Exhibit 10.33         Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant's Nashville, TN headquarters and chemical manufacturing facilities
     Exhibit 10.34         Amended Lease Agreement, dated May 2, 2000, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities
     Exhibit 10.35         Stock Pledge, Promissory Note and Irrevocable Stock Power from Mr. Christopher B.
                           Cannon
     Exhibit 10.36         Promissory Note, Assignment of Deposit Account with The Bank of Nashville
     Exhibit 23.1          Consent of PricewaterhouseCoopers LLP

KYZEN CORPORATION
PART III (CONTINUED)

          * Indicates a management contract or compensation plan or arrangement.
         (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
         (2) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (3) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (4) Filed as an exhibit to the Company's filing on Form 8-A dated January 15, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (5) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (6) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
         (7) Filed as an exhibit to the Company's Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

         (b)      Reports on Form 8-K

         During the fourth quarter of 2000, the Company filed no reports on Form 8-K.

KYZEN CORPORATION
PART III (CONTINUED)

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


Date:         March 30, 2001
     -------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By       /s/  Michael L. Bixenman
  -----------------------------------------------------------------------------
         Michael  L. Bixenman, Chairman, Vice President, Director


Date:    March 30, 2001
     -------------------------------



By       /s/  Kyle J. Doyel
  -----------------------------------------------------------------------------
         Kyle J. Doyel, President, CEO (Principal Executive Officer), Director


Date:    March 30, 2001
     -------------------------------



By       /s/  Thomas M. Forsythe
  -----------------------------------------------------------------------------
  Thomas M. Forsythe, Vice President, Treasurer (Principal Accounting Officer and Principal Financial Officer), Director


Date:    March 30, 2001
     -------------------------------



By       /s/  John A. Davis III
  -----------------------------------------------------------------------------
         John A. Davis, III, Director


Date:    March 30, 2001
     -------------------------------


By       /s/  James A. Gordon
  -----------------------------------------------------------------------------
         James A. Gordon, Director


Date:    March 30, 2001
     -------------------------------



By       /s/  Janet Korte Baker
  -----------------------------------------------------------------------------
         Janet Korte Baker, Director


Date:    March 30, 2001
     -------------------------------

KYZEN CORPORATION
PART III (CONTINUED)

                           EXHIBIT INDEX AND EXHIBITS

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
     Exhibit 3.1           Registrant's Charter (13)
     Exhibit 3.2           Amended Bylaws of Registrant (13)
     Exhibit 4.1           Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson
                           Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities, dated
                           August 3, 1995 (8)
     Exhibit 4.5           Specimen of Common Stock Certificate (14)
     Exhibit 4.6           Specimen of Warrant Certificate (14)
     Exhibit 10.1          Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant's headquarters and chemical manufacturing facilities (8)
     Exhibit 10.3          Employee Agreements, dated January 1, 1994 with officers and key employees of Registrant (8)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit 10.4          1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and
                           Exercise Notice and Agreement (8)
     Exhibit 10.5          First Amendment to the 1994 Employee Stock Option Plan* (8)
     Exhibit 10.7          Purchase Agreement, dated May 1, 1990, between Bix Manufacturing Company, Inc. and
                           Registrant (8)
     Exhibit 10.8          Technology Exchange Agreement, dated December 17, 1993, between Bix Manufacturing
                           Company, Inc. and Registrant (8)
     Exhibit 10.20         Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust
                           Company (8)
     Exhibit 10.21         Reassignment of Patents to Bix Manufacturing Company, Inc. (8)
     Exhibit 10.24         Lease Agreement, dated April 25, 1995, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities (9)
     Exhibit 10.25         Amended Lease Agreement, dated December 30, 1997, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities (9)
     Exhibit 10.29         Amended Lease Agreement, dated April 1, 1998, between Harding Business Park, a partnership, and the
                           Registrant for the Registrant's Nashville, TN headquarters and chemical manufacturing facilities (10)
     Exhibit 10.30         Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock
                           Transfer & Trust (11)
     Exhibit 10.31         Form of Amendment No. 1 to Employment Agreements with certain officers of the Company: (12)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit 10.32         Consulting Agreement with Redstone Securities
     Exhibit 10.33         Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant's Nashville, TN headquarters and chemical manufacturing facilities
     Exhibit 10.34         Amended Lease Agreement, dated May 2, 2000, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities
     Exhibit 10.35         Stock Pledge, Promissory Note and Irrevocable Stock Power from Mr. Christopher B.
                           Cannon
     Exhibit 10.36         Promissory Note, Assignment of Deposit Account with The Bank of Nashville
     Exhibit 23.1          Consent of PricewaterhouseCoopers LLP

KYZEN CORPORATION
PART III (CONTINUED)

          * Indicates a management contract or compensation plan or arrangement.
         (8) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
         (9) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (10) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (11) Filed as an exhibit to the Company's filing on Form 8-A dated January 15, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (12) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.
         (13) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
         (14) Filed as an exhibit to the Company's Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

KYZEN CORPORATION
PART III (CONTINUED)

Exhibit 10.33              Amended Lease Agreement

LEASE EXTENSION AND AMENDMENT AGREEMENT

FOR AND IN CONSIDERATION of the mutual benefits to be derived therefrom, it is hereby understood and agreed that the Lease Agreement dated June 11, 1993, and further amended June 28, 1993, February 1, 1996 and February 1, 1999, by and between Harding Business Park, a Partnership, known as Lessor, and Kyzen Corporation, a Tennessee Corporation, known as Lessee, is hereby amended as follows:

The Lessor and Lessee hereby agree to renew the lease under the same terms and conditions for the currently occupied 24,000 square feet and that the monthly rental rate shall be as follows:

Five Year Lease:           February 1, 2001 - January 31, 2003 = $8,565.00

                           February 1, 2003 - January 31, 2005 = $8,965.00

                           February 1, 2005 - January 31, 2006 = $9,365.00

         Additionally, the Lessor hereby grants to Lessee, if not in default of the Lease, one (1) five (5) year option to renew under the same terms and conditions of the Lease, except that the rental rate shall be as follows:



Five Year Option to Renew: February 1, 2006 - January 31, 2007 = $9,365.00

                           February 1, 2007 - January 31, 2009 = $9,765.00

                           February 1, 2009 - January 31, 2011 = $10,165.00

         Lessee shall give not less than one hundred twenty (120) days prior written notice of its intent to renew the Lease. In the event notice is not received in such manner, the option to renew is thereby deemed waived.

         The Lessor and Lessee agree that this Lease Amendment supercedes all previous extension and amendment agreements.

ACCEPTED AND AGREED:                         Dated 02/21/01

                           LESSOR:  Harding Business Park, a Partnership



                           By: /s/ Charles W. Hawkins, III
                           -------------------------------



                           By: /s/ Vaden  Lackey, Jr.
                           -------------------------------


                           LESSEE: Kyzen Corporation



                           By: /s/ Kyle J. Doyel
                           --------------------------------

KYZEN CORPORATION
PART III (CONTINUED)

Exhibit 10.34     Amended Lease Agreement

May 2, 2000

John Sanders, Controller

Kyzen Corporation

430 Harding Industrial Drive

Nashville, TN  37211

Re:   Lease Extension

      540 North Commercial Street

      Manchester, NH

Dear Mr. Sanders:

This will acknowledge receipt of your letter of April 25, 2000, and confirm that your Lease Agreement has been extended in accordance with its terms for the period of June 1, 2000 through May 31, 2002.

The monthly rent, inclusive of the added 800 square feet, will be $3,320.00.

We will also change the contact name from Mr. Herrmann to David Haskell, as requested.

In addition to the above provisions, we are enclosing a copy of the revised Rules and Regulations to the Lease Agreement.

We are pleased that Kyzen Corporation will be continuing at 540.


Very truly yours,



/s/ John C. Madden
------------------------------
President

KYZEN CORPORATION
PART III (CONTINUED)

Exhibit 10.35     Stock Pledge, Promissory Note and Irrevocable Stock Power
                                 from Mr. Christopher B. Cannon
                               STOCK PLEDGE AND SECURITY AGREEMENT

         This Stock Pledge and Security Agreement (this "Agreement") is made and entered into as of November 1, 2000 by and between Kyzen Corporation, a Tennessee corporation ("Lender"), and Christopher B. Cannon ("Pledgor").

                                   WITNESSETH:

         WHEREAS, Pledgor is indebted to Lender pursuant to that certain Promissory Note dated November 1, 2000 in the original principal amount of $100,000 (the "Promissory Note"); and

         WHEREAS, Pledgor has agreed to pledge and assign Pledgor's interest in certain shares of stock of Lender owned by Pledgor as security for the payment and performance of the obligations of Pledgor under the Promissory Note.

         NOW, THEREFORE, for and in consideration of the premises, the covenants and agreements contained in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, Pledgor and Lender agree as follows:

         1. Pledge, Assignment and Security Interest. Pledgor pledges, assigns, sets over and grants to Lender a continuing security interest in and to all of the instrument(s) described below, together with all replacements, accessions, split ups, substitutions, additions, and products and proceeds and distributions thereof and any and all other rights as may now or hereafter derive or accrue therefrom (the "Collateral"):

                  Stock Certificate Nos. KZ 0469 evidencing an aggregate of three hundred fifty thousand (350,000) shares of the common stock of Lender (the "Stock"). In any event, Pledgor shall maintain at all times Collateral with an aggregate market value equal to at least One Hundred and Fifty percent (150%) of the outstanding principal balance that is due and payable under the Promissory Note (the "Secured Debt"), and deliver in accordance with Section 5 hereof any additional Collateral necessary to reach such Collateral value or repay sufficient principal to reduce the outstanding balance of the Secured Debt accordingly. Any such additional Collateral delivered in accordance with Section 5 hereof by Pledgor to Lendor at any time shall automatically constitute part of the Collateral hereunder.

         2. Secured Obligations. This Agreement secures the prompt payment in full when due, whether at the stated maturity, by acceleration or otherwise, of the indebtedness evidenced by the Promissory Note, as the same may be amended from time to time, and all extensions and renewals thereof, and the obligations of Pledgor hereunder (together, the "Obligations"). Lender's security interest in the Stock shall be perfected by Lender's possession thereof, together with stock powers executed in blank.

         3.       Warranties. Pledgor represents and warrants as follows:

         a. Pledgor is the sole owner of the Collateral free and clear of any claims, liens, security interests, encumbrances and the like (other than to Lender). Pledgor will defend the Collateral against all persons who, at any time, may claim an interest in the Collateral adverse to Lender.

         b. Pledgor has full power and authority to pledge the Collateral and enter into this Agreement.

         c. All certificates, shares of stock, bonds or other securities or instruments comprised of the Collateral are validly issued, fully paid and non-assessable.

         d. There are no outstanding security interests in the Collateral other than to Lender.

KYZEN CORPORATION
PART III (CONTINUED)

         e. During the term of this Agreement and as long as any of the Obligations remain outstanding, Pledgor will not grant a security interest in the Collateral to any other person and will otherwise keep the Collateral free from any and all claims or encumbrances.

         4. Income and Profits. Pledgor agrees that all income, earnings and profits with respect to the Collateral shall be reported for local, state and federal income tax purposes as attributable to Pledgor and not Lender. Pledgor hereby instructs and authorizes any person authorized to report income distributions, to issue IRS Form 1099 indicating Pledgor as the recipient of such income, earnings and profits.

         5. Delivery of Certificates; Appointment as Attorney in Fact. Pledgor has or hereafter shall deliver to __________________, as agent for Lender, the Collateral pledged hereby, and for all other property required to be hereafter pledged to Lender, promptly, after Pledgor becomes the owner of such in every instance accompanied by a power of attorney, or assignment sufficient to transfer thereto, with signatures guaranteed or otherwise evidenced to Lender's satisfaction. Without limiting the foregoing, Pledgor hereby irrevocably constitutes and appoints Lender and __________________, as agent for Lender, with full power of substitution, as Pledgor's true and lawful Attorney in Fact, with full irrevocable power and authority in the place and stead of Pledgor and in the name of Pledgor or in Pledgor's own name, from time to time, for the purpose of carrying out the terms of this Agreement, to take any and all appropriate action and to execute any and all documents and instruments which Lender deems necessary to accomplish the purpose of this Agreement, which power of attorney is coupled with an interest and shall be irrevocable. Without limiting the generality of the foregoing, Lender or __________________, as agent for Lender, shall have the right and power following a default under any of the Obligations to receive, endorse, and collect all checks and other orders for the payment of money made payable to Pledgor representing any interest payment, dividend, or other distribution payable or distributable in respect of the Collateral, or any part thereof, and to give full discharge for the same. Upon such a default, Lender, in its discretion, may direct Pledgor or Pledgor's agent, to transfer the Collateral in certificated or uncertificated form, into the name and account of Lender or its designee.

         6. Rights of Pledgor Prior to Default. Unless and until a default under any one or more of the Obligations shall have occurred, but not thereafter, (i) Pledgor shall have the right, from time to time, to vote and give consents with respect to any shares of stock included in the Collateral with the same force and effect as if such shares of stock were not included in the Collateral, and (ii) Pledgor shall be entitled to receive and retain cash dividends or interest as may be paid on or in respect of the property included in the Collateral. However, if any default under the Obligations shall have occurred, then, during the continuance thereof, Lender, in addition to the other remedies provided, may collect and receive all such dividends and interest and, in its discretion, may vote or cause its nominee to vote the shares of any stock included in the Collateral.

         7. Rights of Lender to Other Distributions. All dividends and interest (other than cash dividends and interest which Pledgor is permitted to receive by the terms of the immediately preceding Section 6) and other distributions upon or with respect to the Collateral (including distributions with respect to the dissolution, liquidation, redemption, stock dividends, split-ups or other recapitalizations, rearrangements, mergers or consolidations of the capital structure of a corporation or its subsidiaries) shall be received by Lender or __________________, as agent for Lender, and held as security for the Obligations.

         8. Rights of Lender on Default. In the event that any one or more of the Obligations shall become payable, whether at maturity or by acceleration, declaration or otherwise as a result of a default on the Note, and the full amount of such Obligations shall not have been paid in full, Lender may deal with any and all of the Collateral as it deems fit, transfer into Lender's name (or the name of its nominees), all or any part of the Collateral and/or may liquidate all or any portion of the Collateral, applying the proceeds of such liquidation to the Obligations, in such order of priority as Lender shall determine in its sole discretion, and may forthwith apply any cash constituting a part of the Collateral to the payment of the Obligations, and may collect or otherwise realize upon any of the Collateral, or any part thereof. Without limiting the generality of the foregoing, Lender, in making such realization may, on one (1) calendar day prior written notice to Pledgor, sell, assign or otherwise dispose of, or give options to purchase, the Collateral through any stock exchange, broker's board or elsewhere, for cash or credit, or for future delivery, without assumption by Lender of any credit risk, with the right of Lender upon any such sale or sales, public or private, to purchase the whole or any part of the Collateral free from any right or equity of redemption in Pledgor or anyone claiming through or under Pledgor, which right or equity of redemption is hereby expressly

KYZEN CORPORATION
PART III (CONTINUED)

waived and released, and to apply the net proceeds of such realization, after deducting all costs and expenses of every kind, to the payment of the Obligations in such order of priority as Lender shall determine in its sole discretion. Any surplus shall be returned to Pledgor. Pledgor waives, to the full extent permitted by law, all rights of appraisement or valuation, whether before or after sale. Without limiting the foregoing, Lender shall also have, in addition to any other rights and remedies contained in this Agreement and any other agreements, guarantees, notes, instruments and documents heretofore, now or at any time or times hereafter executed by Pledgor and/or Obligor and/or guarantors, and delivered to Lender, all of the rights and remedies of a secured party, under law, including without limitation all of the rights and remedies of a secured party under the Uniform Commercial Code in force in Tennessee, all of which rights and remedies shall be cumulative, and non-exclusive, to the extent permitted by law.

         9. Discharge of Pledge. If the whole amount of the principal of and interest on, the Obligations or any modification, renewal or extension thereof shall have been paid in full and discharged then, and in that event, all rights and interest assigned and pledged hereby or pursuant hereto by Pledgor shall revert to Pledgor and cease, terminate and be void and the Collateral belonging to Pledgor shall forthwith be transferred and delivered to Pledgor.

         10. Right of Exoneration. Pledgor hereby waives, releases and discharges any right of exoneration with respect to the Obligations and also any right at law, in equity or by statute to require Lender to pursue or otherwise avail itself of any rights or remedies which Lender has or may have against any Obligor or any other person with respect to payment of the Obligations, or to pursue or exhaust any of Lender's rights or remedies with respect to any other security at any time held by Lender for the payment of the Obligations.

         11. Pledgor's Rights of Reimbursement or Subrogation. Pledgor shall have no right of reimbursement or subrogation with respect to the Obligations unless and until Lender shall have received payment in full of all principal and interest on the Obligations. Pledgor hereby waives and releases any equity or right of marshaling.

         12. Notices. All notices hereunder shall be deemed to have been sufficiently given or served, for all purposes hereof, when delivered personally or when mailed by certified or registered mail, postage prepaid, return receipt requested, to the last known address of said party. When personally delivered any notice shall be deemed given when actually received. Any mailed notice shall be deemed given when mailed. Any notice given pursuant to this Section 12 shall be deemed reasonable and shall be effective regardless of whether actually received.

         13. Indemnity and Expenses. Pledgor agrees to indemnify Lender from any and all claims, losses and liabilities growing out of or resulting from this Agreement, and Pledgor will, upon demand, pay or reimburse Lender, as the case may be, the amount of any and all expenses, including attorneys' fees and disbursements, experts and agents, which Lender may incur in connection with the administration of this Agreement; the custody, preservation, or the sale of, collections from, or other realization upon, the Collateral; the exercise or enforcement of any of the rights of Lender hereunder; or the failure by Pledgor to perform or observe any of the provisions hereof.

         14. Persons Bound. The term "Pledgor" herein shall be deemed to include all signers, and all agreements, representations, covenants and obligations hereof shall be joint and several of and for all such signers. This Pledge Agreement shall be binding upon Pledgor, Pledgor's successors and assigns and shall inure to the benefit of and be enforceable by Lender, its successors and assigns.

         15.      General Provisions.

         a. Each reference herein to Lender shall be deemed to include its successors and assigns, and each reference to the Obligor and Pledgor and any pronouns referring thereto as used herein shall be construed in the masculine, feminine or neuter, singular or plural, as the context may require, and shall be deemed to include their respective heirs, administrators, legal representatives, successors and assigns, all of whom shall be bound by the provisions hereof.

KYZEN CORPORATION
PART III (CONTINUED)

         b. No delay on the part of Lender in exercising any rights hereunder or failure to exercise the same shall operate as a waiver of such rights; no notice to or demand on the Obligor or Pledgor shall be deemed to be a waiver of any obligations of the Obligor or Pledgor or of the right of Lender to take other or further action without notice or demand as provided herein. In any event, no modification or waiver of the provision hereof shall be effective unless in writing and signed by Lender nor shall any waiver be applicable except in the specific instance or matter for which given.

         c. The headings contained in this Agreement have been inserted for convenience or reference only and are not to be used to interpret this Agreement.

         d. This Agreement is and shall be deemed to be a contract entered into and made pursuant to the laws of Tennessee and shall in all respects be governed, construed, applied and enforced in accordance with the laws of said state.

         e. Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law. Should any portion of this Agreement be declared invalid for any reason in any jurisdiction, such declaration shall have no effect upon the remaining portions of this Agreement.

         IN WITNESS WHEREOF, this Stock Pledge and Security Agreement has been executed on ___________, 2000.


                                    PLEDGOR:



                                    /s/ Christopher B. Cannon
                                    --------------------------------------------


Agreed to and Accepted

KYZEN CORPORATION



By:      /s/ Kyle J. Doyel
         ------------------------
Title:   President

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)


                                 PROMISSORY NOTE

$100,000                                                      November 1, 2000
                                                          Nashville, Tennessee


     FOR VALUE RECEIVED, Christopher B. Cannon, an individual (hereinafter referred to as "Maker") promises to pay to the order of Kyzen Corporation, a Tennessee corporation (hereinafter, together with any other holder hereof, referred to as "Holder"), at 430 Harding Industrial Drive, Nashville, Tennessee 37211 or such other address as Holder may designate in writing, the principal amount of ONE HUNDRED THOUSAND AND 00/100 DOLLARS ($100,000.00), together with interest on the outstanding principal balance from the date hereof at an interest rate per annum equal to the prime rate as such is published in the Money Rates Section of the Southeastern edition of The Wall Street Journal on the date hereof plus one percent (1%); provided that in no event shall the rate of interest payable in respect of the indebtedness evidenced hereby exceed the maximum rate of interest then allowable under the laws of the State of Tennessee. Principal and interest shall be due and payable in full ninety (90) days from the date hereof in an amount sufficient to pay in full all principal and interest then outstanding. Both principal, and any interest due thereon, shall be payable in lawful money of the United States of America, which shall be legal tender in payment of all debts and dues, public and private, at the time of payment.

     MAKER AND HOLDER, BY ACCEPTING THIS NOTE, EACH AGREE AND STIPULATE THAT THE ONLY CHARGE IMPOSED UPON THE MAKER FOR THE USE OF MONEY IN CONNECTION WITH THIS NOTE IS AND SHALL BE THE INTEREST DESCRIBED IN THE FIRST PARAGRAPH HEREOF, AND FURTHER AGREE AND STIPULATE THAT ALL OTHER CHARGES IMPOSED BY THE HOLDER ON THE MAKER IN CONNECTION WITH THIS NOTE, INCLUDING WITHOUT LIMITATION, ALL DEFAULT CHARGES AND ATTORNEYS' FEES, ARE CHARGES MADE TO COMPENSATE THE HOLDER FOR COSTS OR LOSSES PERFORMED OR INCURRED, AND TO BE PERFORMED OR INCURRED, BY THE HOLDER IN CONNECTION WITH THIS NOTE AND SHALL UNDER NO CIRCUMSTANCES BE DEEMED TO BE CHARGES FOR THE USE OF MONEY.

     Maker, at its option, may prepay the indebtedness evidenced by this Note, either in whole or part, at any time without penalty. All accrued interest on the amount so prepaid shall be due and payable with such prepayment. All prepayments of principal shall be applied to the payments due under this
     Note in reverse order of maturity.

     An "Event of Default" under this Note shall occur upon: (1) failure of the Maker to pay any principal, interest or other amount due hereunder when due, (2) Maker's (a) commencing a voluntary case under the Bankruptcy Code of 1978, as amended or other federal bankruptcy law (as now or hereafter in effect) (collectively, the "Bankruptcy Laws"); (b) filing a petition seeking to take advantage of any other laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding up or composition for adjustments of debts; (c) consenting to or failing to contest in a timely and appropriate manner any petition filed against it in an involuntary case under such bankruptcy laws or other laws; (d) applying for or consenting to, or failing to contest in a timely and appropriate manner, the appointment of, or taking of possession by, a receiver, custodian, trustee, or liquidator of itself or of a substantial part of its property, domestic or foreign; or (e) making a general assignment for the benefit of creditors; (3) the commencement of a case or other proceeding against the Maker in any court of competent jurisdiction seeking (a) relief under the Bankruptcy Laws or under any other laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts or (b) the appointment of a trustee, receiver, custodian, liquidator or the like for the Maker or all or any substantial part of the assets, domestic or foreign, of the Maker.

     Upon the occurrence of an Event of Default, any and all obligations of the Maker hereunder, at the option of the Holder and without demand or notice of any kind, may be immediately declared, and thereupon shall immediately become due and payable and the Holder may exercise any and all rights and remedies available to it at law, in equity or otherwise.

     Maker shall pay all expenses of the Holder in the collection of this Note after the occurrence of an Event of Default, including reasonable attorneys' fees.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)


     Time is of the essence of this Note.

     No delay or failure on the part of the Holder in the exercise of any right or remedy shall operate as a waiver thereof, and no single or partial exercise by the Holder of any right or remedy shall preclude other or further exercise thereof or the exercise of any other right or remedy.

     All amendments to this Note, and any waiver or consent by the Holder, must be in writing and signed by the Holder and the Maker.

     Maker and any endorser hereof hereby severally waive presentment, demand, notice of dishonor, protests and all other notices whatever, and agree that Holder or his transferee may, without releasing the liability of Maker, grant extensions or renewals of this Note, in whole or in part, without limit as to the number of such extensions, or the period or periods thereof, and without notice to them and without affecting their liability thereon..

     This Note is secured by that certain Stock Pledge and Security Agreement of even date herewith in favor of Holder (the "Stock Pledge Agreement") and may now or hereafter be secured by other pledges, assignments, security agreements, or other instruments of pledge. Neither this reference to the Stock Pledge Agreement nor any provisions thereof shall affect or impair the absolute and unconditional obligation of the Borrower to pay the interest and unpaid principal amount of this Note when due hereunder.

     THIS NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TENNESSEE.

     This Note shall be binding upon, and inure to the benefit of, the successors and assignees of the Maker and the Holder, provided, however, that the Maker may not assign its obligations hereunder without the prior written consent of the Holder.

     IN WITNESS WHEREOF, the undersigned has executed and delivered this Promissory Note as of the date and year first written above.


                                              CHRISTOPHER B. CANNON


                                              /s/ Christopher B. Cannon
                                              -------------------------

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)


                             IRREVOCABLE STOCK POWER


     FOR VALUE RECEIVED, the undersigned does hereby sell, assign and transfer to Kyzen Corporation (the "Company"), 350,000 shares of the Common Stock of the Company, represented by Certificates No. KZ 0469, standing in the name of the undersigned on the books of the Company. The undersigned does hereby irrevocably constitute and appoint ____________________________________attorney to transfer said stock on the books of said Company, with full power of substitution in the premises.

     This Irrevocable Stock Power is executed in connection with that certain Stock Pledge Agreement dated as of November 1, 2000, by the Company, and the undersigned.


Dated December 10, 2000.



                                         /s/ Christopher B. Cannon
                                         --------------------------------------


SIGNATURE GUARANTEED BY:                       STAMP
                                               SIGNATURE GUARANTEED
                                               MEDALLION GUARANTEED
                                               ZIONS INVESTMENT SECURITIES, INC.
                                               /S/ DAN PALMER
                                                        AUTHORIZED SIGNATURE
By:      Dan Palmer
   --------------------------------------------

Title:   Financial Consultant
      -----------------------------------------


(NOTE: THE SIGNATURE MUST BE GUARANTEED BY A
COMMERCIAL BANK, TRUST COMPANY OR BROKER WHICH
IS A MEMBER FIRM OF THE NEW YORK, AMERICAN,
MIDWEST OR PACIFIC COAST STOCK EXCHANGE.)

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)


                                 PROMISSORY NOTE

----------------------------------------------------------------------------------------------
 PRINCIPAL     LOAN DATE     MATURITY   LOAN NO.  CALL  / COLL  ACCOUNT    OFFICER   INITIALS
$200,000.00    10-31-2000   04-30-2001  70297-01     304                     DRT
----------------------------------------------------------------------------------------------
References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item. Any item above containing ***** has been omitted due to text length limitations.
----------------------------------------------------------------------------------------------

BORROWER: KYZEN CORPORATION (TIN: 87-0475115)    LENDER: The Bank of Nashville
          430 HARDING INDUSTRIAL DRIVE                     401 Church Street
          NASHVILLE, TN   37211                            Nashville, TN 37219

==============================================================================================
Principal Amount: $200,000.00    Interest Rate: 7.950%         Date of Note: October 31, 2000

PROMISE TO PAY. KYZEN CORPORATION ("Borrower") promises to pay to The Bank of Nashville ("Lender"), or order, in lawful money of the United States of America, the principal amount of Two Hundred Thousand & 00/100 Dollars ($200,000.00) or so much as may be outstanding, together with interest at the rate of 7.950% per annum on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on April 30, 2001. In addition, Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning November 30, 2000, with all subsequent interest payments to be due on the same day of each month after that. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing.

PREPAYMENT; MINIMUM INTEREST CHARGE. In any event, even upon full prepayment of this Note, Borrower understands that Lender is entitled to a minimum interest charge of $7.50. Other than Borrower's obligation to pay any minimum interest charge, Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, early payments will reduce the principal balance due. Borrower agrees not to send Lender payments marked "paid in full," "without recourse," or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Note, and Borrower will remain obligated to pay any further amount owed to Lender. All written communications concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of a disputed amount must be mailed or delivered to: The Bank of Nashville, 401 Church Street, Nashville, TN 37219.

LATE CHARGE. If a payment is 15 days or more late, Borrower will be charged 5.000% of the unpaid portion of the regularly scheduled payment.

INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, at Lender's option, and if permitted by applicable law, Lender may add any unpaid accrued interest to principal and such sum will bear interest therefrom until paid at the rate provided in this Note (including any increased rate). Upon default, Lender, at its option, may, if permitted under applicable law, increase the interest rate on this Note to 24.000% per annum. In no event will the effective total interest rate on this Note be greater than the rate permitted by applicable law.

DEFAULT. Each of the following shall constitute an event of default ("Event of Default") under this Note:

     PAYMENT DEFAULT. Borrower fails to make any payment when due under this Note.

     OTHER DEFAULTS. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Note or in any of the related documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)



     DEFAULT IN FAVOR OF THIRD PARTIES. Borrower or any Grantor defaults under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Borrower's property or Borrower's ability to repay this Note or perform Borrower's obligations under this Note or any of the related documents.

     FALSE STATEMENTS. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Note or the related documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

     INSOLVENCY. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

     CREDITOR OR FORFEITURE PROCEEDINGS. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

     EVENTS AFFECTING GUARANTOR. Any of the preceding events occurs with respect to any guarantor, endorser, surety or accommodation party of any of the indebtedness or any guarantor, endorser, surety or accommodation party dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any guaranty of the indebtedness evidenced by this Note.

     CHANGE IN OWNERSHIP. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.

     ADVERSE CHANGE. A material adverse change occurs in Borrower's financial condition, or Lender believes the prospect of payment or performance of this Note is impaired.

LENDER'S RIGHTS. Upon default, Lender may declare the entire unpaid principal balance on this Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount.

ATTORNEYS' FEES; EXPENSES. Lender may hire or pay someone else to help collect this Note if Borrower does not pay. Borrower will pay Lender that amount. This includes, subject to any limits under applicable law, Lender's attorneys' fees and Lender's legal expenses, whether or not there is a lawsuit, including attorneys' fees, expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law.

JURY WAIVER. LENDER AND BORROWER HEREBY WAIVE THE RIGHT TO ANY JURY TRIAL IN ANY ACTION, PROCEEDING, OR COUNTERCLAIM BROUGHT BY EITHER LENDER OR BORROWER AGAINST THE OTHER.

GOVERNING LAW. THIS NOTE WILL BE GOVERNED BY, CONSTRUED AND ENFORCED IN ACCORDANCE WITH FEDERAL LAW AND THE LAWS OF THE STATE OF TENNESSEE. THIS NOTE HAS BEEN ACCEPTED BY LENDER IN THE STATE OF TENNESSEE.

CHOICE OF VENUE. If there is a lawsuit, Borrower agrees upon Lender's request to submit to the jurisdiction of the courts of Davidson County, State of Tennessee.

DISHONORED ITEM FEE. Borrower will pay a fee to Lender of $10.00 if Borrower makes a payment on Borrower's loan and the check or preauthorized charge with which Borrower pays is later dishonored.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)



RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Borrower's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts.

LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note, as well as directions for payment from Borrower's accounts, may be requested orally or in writing by Borrower or by an authorized person. Lender may, but need not, require that all oral requests be confirmed in writing. Borrower agrees to be liable for all sums either: (A) advanced in accordance with the instructions of an authorized person or (B) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (A) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (B) Borrower or any guarantor ceases doing business or is insolvent; (C) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's guarantee of this Note or any other loan with Lender; or (D) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender.

IMAGED DOCUMENTS. This Note and all documents related to this Note (collectively, the "Documents") will be scanned into an optical retrieval system and the original documents may be destroyed. By signing this Note, you agree that a copy from the optical retrieval system of any of the Documents shall have the same legal force and effect as an original and can be used in the place of any original in all circumstances and for all purposes, including but not limited to negotiation, collection, legal proceedings or authentication.

LOAN FEE. In addition to interest, Borrower agrees to pay a $50.00 loan fee which is not included in the principal amount above.

SUCCESSOR INTERESTS. The terms of this Note shall be binding upon Borrower, and upon Borrower's heirs, personal representatives, successors and assigns, and shall inure to the benefit of Lender and its successors and assigns.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Note are joint and several.

PRIOR TO SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS NOTE. BORROWER AGREES TO THE TERMS OF THE NOTE.

BORROWER ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS PROMISSORY NOTE.

BORROWER:

KYZEN CORPORATION



By:
   -----------------------------------------------
         KYLE DOYLE, CEO of KYZEN CORPORATION

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)



                               COLLATERAL RECEIPT

----------------------------------------------------------------------------------------------
 PRINCIPAL    LOAN DATE     MATURITY     LOAN NO.   CALL / COLL   ACCOUNT   OFFICER   INITIALS
$200,000.00   10-31-2000    04-30-2001   70297-01       304                   DRT
----------------------------------------------------------------------------------------------
References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item. Any item above containing ***** has been omitted due to text length limitations.
----------------------------------------------------------------------------------------------

BORROWER:  KYZEN CORPORATION (TIN: 87-0475115)   LENDER: The Bank of Nashville
           430 HARDING INDUSTRIAL DRIVE                     401 Church Street
           NASHVILLE, TN   37211                            Nashville, TN 37219
==============================================================================================


DESCRIPTION OF COLLATERAL                CUSTODY CONTROL       DATE RELEASED
                                            SIGNATURES
-------------------------------------------------------------------------------

CD Account Number 30069310-17251
with Lender  with an approximate
balance of $200,000.00 in an
approximate amount of $200,000.00
-------------------------------------------------------------------------------



-------------------------------------------        -------------------------------------   ----------------------------
Initial Delivery Acknowledgments:                    Return Receipt Acknowledgment:         Instructions for Returning
                                                                                            Collateral and Disposition
Grantor:                                             Grantor acknowledges the receipt       of Coupons:
        -----------------------------------          of all collateral, including all       ---------------------------
             (Grantor's Signature)                   unmatured coupons, if any.
                                                                                            ---------------------------

The Bank of Nashville                                                                       ---------------------------
By:                                                  X
   ----------------------------------------           ----------------------------------    ---------------------------
              (Authorized Officer)                           (Grantor's Signature)
-------------------------------------------        -------------------------------------    ---------------------------


=======================================================================================================================

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)




                          ASSIGNMENT OF DEPOSIT ACCOUNT

------------------------------------------------------------------------------------------------
 PRINCIPAL    LOAN DATE      MATURITY    LOAN NO.   CALL / COLL   ACCOUNT   OFFICER    INITIALS
$200,000.00   10-31-2000     04-30-2001  70297-01       304                    DRT
------------------------------------------------------------------------------------------------
References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item. Any item above containing ***** has been omitted due to text length limitations.
------------------------------------------------------------------------------------------------

BORROWER: KYZEN CORPORATION (TIN: 87-0475115)    LENDER:  The Bank of Nashville
          430 HARDING INDUSTRIAL DRIVE                      401 Church Street
          NASHVILLE, TN   37211                             Nashville, TN 37219

================================================================================================

THIS ASSIGNMENT OF DEPOSIT ACCOUNT DATED OCTOBER 31, 2000, IS MADE AND EXECUTED BETWEEN KYZEN CORPORATION ("GRANTOR") AND THE BANK OF NASHVILLE ("LENDER").

ASSIGNMENT. For valuable consideration, Grantor assigns and grants to Lender a security interest in the Collateral, including without limitation the deposit accounts described below, to secure the Indebtedness and agrees that Lender shall have the rights stated in this Agreement with respect to the Collateral, in addition to all other rights which Lender may have by law.

COLLATERAL. The word "Collateral" means the following described deposit account ("Account"):

     CD ACCOUNT NUMBER 30069310-17251 WITH LENDER WITH AN APPROXIMATE BALANCE OF $200,000.00

together with (A) all interest, whether now accrued or hereafter accruing; (B) all additional deposits hereafter made to the Account; (C) any and all proceeds from the Account; and (D) all renewals, replacements and substitutions for any of the foregoing.

RIGHT OF SETOFF. To the extent permitted by applicable law, Lender reserves a right of setoff in all Grantor's accounts with Lender (whether checking, savings, or some other account). This includes all accounts Grantor may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which setoff would be prohibited by law. Grantor authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the Indebtedness against any and all such accounts.

GRANTOR'S REPRESENTATIONS AND WARRANTIES WITH RESPECT TO THE COLLATERAL. With respect to the Collateral, Grantor represents and promises to Lender that:

     OWNERSHIP. Grantor is the lawful owner of the Collateral free and clear of all loans, liens, encumbrances, and claims except as disclosed to and accepted by Lender in writing.

     RIGHT TO GRANT SECURITY INTEREST. Grantor has the full right, power, and authority to enter into this Agreement and to assign the Collateral to Lender.

     NO PRIOR ASSIGNMENT. Grantor has not previously granted a security interest in the Collateral to any other creditor.

     NO DEFAULTS. There are no defaults relating to the Collateral, and there are no offsets or counterclaims to the same. Grantor will strictly and promptly do everything required of Grantor under the terms, conditions, promises, and agreements contained in or relating to the Collateral.

     PROCEEDS. Any and all replacement or renewal certificates, instruments or other benefits or proceeds related to the Collateral that are received by Grantor shall be held by Grantor in trust for Lender and immediately shall be delivered by Grantor to Lender to be held as part of the Collateral.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)




     VALIDITY; BINDING EFFECT. This Agreement is binding upon Grantor and Grantor's successors and assigns and is legally enforceable in accordance with its terms.

LENDER'S RIGHTS AND OBLIGATIONS WITH RESPECT TO THE COLLATERAL. While this Agreement is in effect, Lender may retain the rights to possession of the Collateral, together with any and all evidence of the Collateral, such as certificates or passbooks. This Agreement will remain in effect until (a) there no longer is any Indebtedness owing to Lender; (b) all other obligations secured by this Agreement have been fulfilled; and (c) Grantor, in writing, has requested from Lender a release of this Agreement.

LENDER'S EXPENDITURES. If any action or proceeding is commenced that would materially affect Lender's interest in the Collateral or if Grantor fails to comply with any provision of this Agreement or any Related Documents, including but not limited to Grantor's failure to discharge or pay when due any amounts Grantor is required to discharge or pay under this Agreement or any Related Documents, Lender on Grantor's behalf may (but shall not be obligated to) take any action that Lender deems appropriate, including but not limited to discharging or paying all taxes, liens, security interests, encumbrances and other claims, at any time levied or placed on the Collateral and paying all costs for insuring, maintaining and preserving the Collateral. All such expenditures incurred or paid by Lender for such purposes will then bear interest at the rate charged under the Note from the date incurred or paid by Lender to the date of repayment by Grantor. All such expenses will become a part of the Indebtedness and, at Lender's option, will (A) be payable on demand; (B) be added to the balance of the Note and be apportioned among and be payable with any installment payments to become due during either (1) the term of any applicable insurance policy; or (2) the remaining term of the Note; or (C) be treated as a balloon payment which will be due and payable at the Note's maturity. The Agreement also will secure payment of these amounts. Such right shall be in addition to all other rights and remedies to which Lender may be entitled upon Default.

LIMITATIONS ON OBLIGATIONS OF LENDER. Lender shall use ordinary reasonable care in the physical preservation and custody of any certificate or passbook for the Collateral but shall have no other obligation to protect the Collateral or its value. In particular, but without limitation, Lender shall have no responsibility (A) for the collection or protection of any income on the Collateral; (B) for the preservation of rights against issuers of the Collateral or against third persons; (C) for ascertaining any maturities, conversions, exchanges, offers, tenders, or similar matters relating to the Collateral; nor
(D) for informing the Grantor about any of the above, whether or not Lender has or is deemed to have knowledge of such matters.

DEFAULT. Each of the following shall constitute an Event of Default under this
Agreement:

     PAYMENT DEFAULT. Grantor fails to make any payment when due under the Indebtedness.

     OTHER DEFAULTS. Grantor fails to comply with or to perform any other term, obligation, covenant or condition contained in this Agreement or in any of the Related Documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Grantor.

     DEFAULT IN FAVOR OF THIRD PARTIES. Should Grantor or any Grantor default under any loan, extension of credit, security agreement, purchase or sales agreement, or any other agreement, in favor of any other creditor or person that may materially affect any of Grantor's property or Grantor's or any Grantor's ability to repay the Indebtedness or perform their respective obligations under this Agreement or any of the Related Documents.

     FALSE STATEMENTS. Any warranty, representation or statement made or furnished to Lender by Grantor or on Grantor's behalf under this Agreement, the Note, or the Related Documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

     DEFECTIVE COLLATERALIZATION. This Agreement or any of the Related Documents ceases to be in full force and effect (including failure of any collateral document to create a valid and perfected security interest or lien) at any time and for any reason.

     INSOLVENCY. The dissolution or termination of Grantor's existence as a going business, the insolvency of Grantor, the appointment of a receiver for any part of Grantor's property, any assignment for the benefit of creditors, any type of

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)


     creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Grantor.

     CREDITOR OR FORFEITURE PROCEEDINGS. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Grantor or by any governmental agency against any collateral securing the Indebtedness. This includes a garnishment of any of Grantor's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Grantor as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Grantor gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

     EVENTS AFFECTING GUARANTOR. Any of the preceding events occurs with respect to guarantor, endorser, surety or accommodation party of any of the Indebtedness or guarantor, endorser, surety or accommodation party dies or becomes incompetent or revokes or disputes the validly of, or liability under, any Guaranty of the Indebtedness.

     ADVERSE CHANGE. A material adverse change occurs in Grantor's financial condition, or Lender believes the prospect of payment or performance of the Indebtedness is impaired.

RIGHTS AND REMEDIES ON DEFAULT. Upon the occurrence of an Event of Default or at any time thereafter, Lender may exercise any one or more of the following rights and remedies, in addition to any rights or remedies that may be available at law, in equity, or otherwise:

     ACCELERATE INDEBTEDNESS. Lender may declare all indebtedness of Grantor to Lender immediately due and payable, without notice of any kind to Grantor.

     APPLICATION OF ACCOUNT PROCEEDS. Lender may take directly all funds in the Account and apply them to the Indebtedness. If the Account is subject to an early withdrawal penalty, that penalty shall be deducted from the Account before its application to the Indebtedness, whether the Account is with Lender or some other institution. Any excess funds remaining after application of the Account proceeds to the Indebtedness will be paid to Grantor as the interests of Grantor may appear. Grantor agrees, to the extent permitted by law, to pay any deficiency after application of the proceeds of the Account to the Indebtedness. Lender also shall have all the rights of a secured party under the Tennessee Uniform Commercial Code, even if the Account is not otherwise subject to such Code concerning security interests, and the parties to this Agreement agree that the provisions of the Code giving rights to a secured party shall nonetheless be a part of this Agreement.

     TRANSFER TITLE. Lender may effect transfer of title upon sale of all or part of the Collateral. For this purpose, Grantor irrevocably appoints Lender as Grantor's attorney-in-fact to execute endorsements, assignments and instruments in the name of Grantor and each of them (if more than one) as shall be necessary or reasonable.

     OTHER RIGHTS AND REMEDIES. Lender shall have and may exercise any or all of the rights and remedies of a secured creditor under the provisions of the Tennessee Uniform Commercial Code, at law, in equity or otherwise.

     DEFICIENCY JUDGMENT. If permitted by applicable law, Lender may obtain a judgment for any deficiency remaining in the Indebtedness due to Lender after application of all amounts received from the exercise of the rights provided in this section.

     ELECTION OF REMEDIES. Except as may be prohibited by applicable law, all of Lender's rights and remedies, whether evidenced by this Agreement or by any other writing, shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Grantor under this Agreement, after Grantor's failure to perform, shall not affect Lender's right to declare a default and exercise its remedies.

     CUMULATIVE REMEDIES. All of Lender's rights and remedies, whether evidenced by this Agreement or by any other writing, shall be cumulative and may be exercised singularly or concurrently. Election by Lender to pursue any remedy

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)



     shall not exclude pursuit of any other remedy, and an election to make expenditures or to take action to perform an obligation of Grantor under this Agreement, after Grantor's failure to perform, shall not affect Lender's right to declare a default and to exercise its remedies.

MISCELLANEOUS PROVISIONS. The following miscellaneous provisions are a part of this Agreement:

     AMENDMENTS. This Agreement, together with any Related Documents, constitutes the entire understanding and agreement of the parties as to the matters set forth in this Agreement. No alteration of or amendment to this Agreement shall be effective unless given in writing and signed by the party or parties sought to be charged or bound by the alteration or amendment.

     ATTORNEYS' FEES; EXPENSES. Grantor agrees to pay upon demand all of Lender's costs and expenses, including Lender's attorneys' fees and Lender's legal expenses, incurred in connection with the enforcement of this Agreement. Lender may hire or pay someone else to help enforce this Agreement, and Grantor shall pay the costs and expenses of such enforcement. Costs and expenses include Lender's attorneys' fees and legal expenses whether or not there is a lawsuit, including attorneys' fees and legal expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), appeals, and any anticipated post-judgment collection services. Grantor also shall pay all court costs and such additional fees as may be directed by the court.

     CAPTION HEADING. Caption headings in this Agreement are for convenience purposes only and are not to be used to interpret or define the provisions of this Agreement.

     GOVERNING LAW. THIS AGREEMENT WILL BE GOVERNED BY, CONSTRUED AND ENFORCED IN ACCORDANCE WITH FEDERAL LAW AND THE LAWS OF THE STATE OF TENNESSEE. THIS AGREEMENT HAS BEEN ACCEPTED BY LENDER IN THE STATE OF TENNESSEE.

     CHOICE OF VENUE. If there is a lawsuit, Grantor agrees upon Lender's request to submit to the jurisdiction of the courts of Davidson County, State of Tennessee.

     NO WAIVER BY LENDER. Lender shall not be deemed to have waived any rights under this Agreement unless such waiver is given in writing and signed by Lender. No delay or omission on the part of Lender in exercising any right shall operate as a waiver of such right or any other right. A waiver by Lender of a provision of this Agreement shall not prejudice or constitute a waiver of Lender's right otherwise to demand strict compliance with that provision or any other provision of this Agreement. No prior waiver by Lender, nor any course of dealing between Lender and Grantor, shall constitute a waiver of any of Lender's rights or of any of Grantor's obligations as to any future transactions. Whenever the consent of Lender is required under this Agreement, the granting of such consent by Lender in any instance shall not constitute continuing consent to subsequent instances where such consent is required and in all cases such consent may be granted or withheld in the sole discretion of Lender.

     NOTICES. Any notice required to be given under this Agreement shall be given in writing, and shall be effective when actually delivered, when actually received by telefacsimile (unless otherwise required by law), when deposited with a nationally recognized overnight courier, or, if mailed, when deposited in the United States mail, as first class, certified or registered mail postage prepaid, directed to the addresses shown near the beginning of this Agreement. Any party may change its address for notices under this Agreement by giving formal written notice to the other parties, specifying that the purpose of the notice is to change the party's address. For notice purposes, Grantor agrees to keep Lender informed at all times of Grantor's current address. Unless otherwise provided or required by law, if there is more than one Grantor, any notice given by Lender to any Grantor is deemed to be notice given to all Grantors.

     POWER OF ATTORNEY. Grantor hereby appoints Lender as its true and lawful attorney-in-fact, irrevocably, with full power of substitution to do the following: (1) to demand, collect, receive, receipt for, sue and recover all sums of money or other property which may now or hereafter become due, owing or payable from the Collateral; (2) to execute, sign and endorse any and all claims, instruments, receipts, checks, drafts or warrants issued in payment for the Collateral; (3) to settle or compromise any and all claims arising under the Collateral, and in the place and stead of Grantor, to execute and deliver its release and settlement for the claim; and (4) to file any claim or claims or to take any action or institute or take part in any proceedings, either in its own name or in the name of Grantor, or otherwise, which in the

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)



     discretion of Lender may seem to be necessary or advisable. This power is given as security for the Indebtedness, and the authority hereby conferred is and shall be irrevocable and shall remain in full force and effect until renounced by Lender.

     SEVERABILITY. If a court of competent jurisdiction finds any provision of this Agreement to be illegal, invalid, or unenforceable as to any circumstance, that finding shall not make the offending provision illegal, invalid, or unenforceable as to any other circumstance. If feasible, the offending provision shall be considered modified so it becomes legal, valid and enforceable. If the offending provision cannot be so modified, it shall be considered deleted from this Agreement. Unless otherwise required by law, the illegality, invalidity, or unenforceability of any provision of this Agreement shall not affect the legality, validity or enforceability of any other provision of this Agreement.

     SUCCESSOR AND ASSIGNS. Subject to any limitations stated in this Agreement on transfer of Grantor's interest, this Agreement shall be binding upon and inure to the benefit of the parties, their successors and assigns. If ownership of the Collateral becomes vested in a person other than Grantor, Lender, without notice to Grantor, may deal with Grantor's successors with reference to this Agreement and the Indebtedness by way of forbearance or extension without releasing Grantor from the obligations of this Agreement or liability under the Indebtedness.

     SURVIVAL OF REPRESENTATIONS AND WARRANTIES. All representations, warranties, and agreements made by Grantor in this Agreement shall survive the execution and delivery of this Agreement, shall be continuing in nature, and shall remain in full force and effect until such time as Grantor's Indebtedness shall be paid in full.

     TIME IS OF THE ESSENCE. Time is of the essence in the performance of this Agreement.

     WAIVE JURY. ALL PARTIES TO THIS AGREEMENT HEREBY WAIVE THE RIGHT TO ANY JURY TRIAL IN ANY ACTION, PROCEEDING OR COUNTERCLAIM BROUGHT BY ANY PARTY AGAINST ANY OTHER PARTY.

DEFINITIONS. The following capitalized words and terms shall have the following meanings when used in this Agreement. Unless specifically stated to the contrary, all references to dollar amounts shall mean amounts in lawful money of the United States of America. Words and terms used in the singular shall include the plural, and the plural shall include the singular, as the context may require. Words and terms not otherwise defined in this Agreement shall have the meanings attributed to such terms in the Uniform Commercial Code:

     ACCOUNT. The work "Account" means the deposit account described in the "Collateral Description" section.

     AGREEMENT. The word "Agreement" means this Assignment of Deposit Account, as this Assignment of Deposit Account may be amended or modified from time to time, together with all exhibits and schedules attached to this Assignment of Deposit Account from time to time.

     BORROWER. The word "Borrower" means KYZEN CORPORATION, and all other persons and entities signing the Note in whatever capacity.

     COLLATERAL. The word "Collateral" means all of Grantor's right, title and interest in and to all the Collateral as described in the Collateral Description section of this Agreement.

     DEFAULT. The word "Default" means the Default set forth in this Agreement in the section titled "Default."

     EVENT OF DEFAULT. The words "Event of Default" mean any of the events of default set forth in this Agreement in the default section of this Agreement.

     GRANTOR. The word "Grantor" means KYZEN CORPORATION.

     GUARANTY. The word "Guaranty" means the guaranty from guarantor, endorser, surety or accommodation party to Lender, including without limitation a guaranty of all or part of the Note.

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)


     INDEBTEDNESS. The word "Indebtedness" means the indebtedness evidenced by the Note or Related Documents, including all principal and interest together with all other indebtedness and costs and expenses for which Grantor is responsible under this Agreement or under any of the Related Documents.

     LENDER. The word "Lender" means The Bank of Nashville, its successors and assigns.

     NOTE. The word "Note" means the Note executed by Grantor in the principal amount of $200,000.00 dated October 31, 2000, together with all renewals of, extensions of, modifications of, refinancings of, consolidations of, and substitutions for the note or credit agreement.

     RELATED DOCUMENTS. The words "Related Documents" mean all promissory notes, credit agreements, loan agreements, environmental agreements, guaranties, security agreements, mortgages, deeds of trust, security deeds, collateral mortgages, and all other instruments, agreements and documents, whether now or hereafter existing, executed in connection with the Indebtedness.

================================================================================

GRANTOR HAS READ AND UNDERSTOOD ALL THE PROVISIONS OF THIS ASSIGNMENT OF DEPOSIT ACCOUNT AND AGREES TO ITS TERMS. THIS AGREEMENT IS DATED OCTOBER 31, 2000.

GRANTOR:


KYZEN CORPORATION

By:
   -----------------------------------------------
        KYLE DOYLE, CEO of KYZEN CORPORATION

================================================================================

KYZEN CORPORATION
--------------------------------------------------------------------------------
PART III (CONTINUED)



                     DISBURSEMENT REQUEST AND AUTHORIZATION

------------------------------------------------------------------------------------------------
 PRINCIPAL    LOAN DATE      MATURITY    LOAN NO.   CALL / COLL   ACCOUNT   OFFICER    INITIALS
$200,000.00   10-31-2000     04-30-2001  70297-01       304                    DRT
------------------------------------------------------------------------------------------------
References in the shaded area are for Lender's use only and do not limit the applicability of this document to any particular loan or item. Any item above containing ***** has been omitted due to text length limitations.
------------------------------------------------------------------------------------------------

BORROWER: KYZEN CORPORATION (TIN: 87-0475115)    LENDER:  The Bank of Nashville
          430 HARDING INDUSTRIAL DRIVE                      401 Church Street
          NASHVILLE, TN   37211                             Nashville, TN 37219

================================================================================================


LOAN TYPE: This is a Fixed Rate (7.950%) Nondisclosable Revolving Line of Credit Loan to a Corporation for $200,000.00 due on April 30, 2001

PRIMARY PURPOSE OF LOAN.  The primary purpose of this loan is for:

         [ ]  Personal, Family, or Household Purposes or Personal Investment.
         [X]  Business (including Real Estate Investment).

SPECIFIC PURPOSE.  The specific purpose of this loan is:  WORKING CAPITAL.

DISBURSEMENT INSTRUCTIONS. Borrower understands that no loan proceeds will be disbursed until all of Lender's conditions for making the loan have been satisfied. Please disburse the loan proceeds of $200,000.00 as follows:

    Undisbursed Funds:                            $200,000.00
                                                  ------------
    Note Principal:                               $200,000.00

CHARGES PAID IN CASH. Borrower has paid or will pay in cash as agreed the following charges:


    Prepaid Finance Charges Paid in Cash:              $ 0.00

    Other Charges Paid in Cash:
      $50.00 LOAN FEE                                  $50.00
                                                  ------------

    Total Charges Paid in Cash:                        $50.00

FINANCIAL CONDITION. BY SIGNING THIS AUTHORIZATION, BORROWER REPRESENTS AND WARRANTS TO LENDER THAT THE INFORMATION PROVIDED ABOVE IS TRUE AND CORRECT AND THAT THERE HAS BEEN NO MATERIAL ADVERSE CHANGE IN BORROWER'S FINANCIAL CONDITION AS DISCLOSED IN BORROWER'S MOST RECENT FINANCIAL STATEMENT TO LENDER. THIS AUTHORIZATION IS DATED OCTOBER 31, 2000.



BORROWER:


KYZEN CORPORATION

By:
   -----------------------------------------
        KYLE DOYLE, CEO of KYZEN CORPORATION