Form 10QSB
period 2001-03-31
KYZEN CORP
filed 2001-05-14
CIK 944727

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)                         FORM 10-QSB

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended              March 31, 2001
                                ---------------------------------------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                                --------------------     ---------------------

Commission file number                        000-26434
                         -----------------------------------------------------

                                Kyzen Corporation
--------------------------------------------------------------------------------
                   (Exact Name of the Small Business Issuer as
                            Specified in Its Charter)

          Tennessee                                         87-0475115
-----------------------------------------          -----------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

4,777,787 shares of Common Stock, $0.01 par value per share, outstanding as of May 4, 2001
-------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):
[ ] Yes    [X] No

INDEX

                                                                            Page No.
                                                                            --------
Part I Financial  Information

       Item 1. Financial Statements:

                        Balance Sheet as of March 31, 2001 (unaudited) and
                         December 31, 2000 (audited)                           3

                        Statement of Operations for the three months ended
                         March 31, 2001 (unaudited) and 2000 (unaudited)       4

                        Statement of Cash Flows for the three months ended
                         March 31, 2001 (unaudited) and 2000 (unaudited)       5

                        Notes to Unaudited Financial Statements                6

       Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                     8


Part II Other Information

       Item 1. Legal Proceedings                                              10

       Item 2. Changes in Securities and Use of Proceeds                      10

       Item 3. Defaults Upon Senior Securities                                10

       Item 4. Submission of Matters to a Vote of Security Holders            10

       Item 5. Other Information                                              10

       Item 6. Exhibits and Reports on Form 8-K                               10

KYZEN CORPORATION

BALANCE SHEET

ITEM 1.    FINANCIAL STATEMENTS

                                                                     MARCH 31,    DECEMBER 31,
                                                                       2001           2000
                                                                   -----------    -----------
                                                                   (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                     $   127,887    $   226,649
     Short term investments                                            200,000        200,000
     Accounts receivable, net of allowance for doubtful accounts
         of $11,053 in 2001 and $10,527 in 2000                        887,040        836,545
     Inventory                                                         465,092        431,919
     Other current assets                                               52,652         73,122
                                                                   -----------    -----------
         Total current assets                                        1,732,671      1,768,235

Property and equipment, net                                            446,505        483,445
Patents, net                                                           230,813        228,285
Interest receivable from related parties                                 4,375          1,750
                                                                   -----------    -----------
         Total assets                                              $ 2,414,364    $ 2,481,715
                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes Payable, current                                        $   100,000    $   100,000
     Accounts payable and accrued expenses                             460,585        462,641
     Accounts payable to related parties                                 9,690          2,131
                                                                   -----------    -----------
         Total current liabilities                                     570,275        564,772
                                                                   -----------    -----------
         Total liabilities                                             570,275        564,772
                                                                   -----------    -----------

Shareholders' equity:
     Preferred Stock, $0.01 par value per share, 10,000,000
         shares authorized, no shares issued or
         outstanding at March 31, 2001 or December 31, 2000;
         100,000 of which have been designated Series A
         Junior Participating Preferred Stock                               --             --
     Common Stock, $0.01 par value per
         share, 40,000,000 shares authorized, 4,777,787 shares
         issued and outstanding at March 31, 2001 and
         December 31, 2000, respectively                                47,778         47,778

     Additional paid-in capital                                      5,202,717      5,202,717
     Treasury stock, at cost                                              (313)          (313)
     Accumulated deficit                                            (3,406,093)    (3,333,239)
                                                                   -----------    -----------
         Total shareholders' equity                                  1,844,089      1,916,943
                                                                   -----------    -----------
         Total liabilities and shareholders' equity                $ 2,414,364    $ 2,481,715
                                                                   ===========    ===========



    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

STATEMENT OF OPERATIONS

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       2001          2000
                                                                   -----------    ----------
                                                                          (UNAUDITED)
Net sales                                                          $ 1,363,664    $1,690,920

Cost of sales                                                          586,261       767,762
                                                                   -----------    ----------

Gross profit                                                           777,403       923,158

Operating costs and expenses:

         Selling, marketing, general and administrative expenses       714,743       751,012

         Research and development expenses                             140,508       101,860
                                                                   -----------    ----------
                  Total operating expenses                             855,251       852,872
                                                                   -----------    ----------
                  Operating (loss) income                              (77,848)       70,286

Other income                                                             4,994         3,387
                                                                   -----------    ----------

Net income (loss)                                                  $   (72,854)   $   73,673
                                                                   ===========    ==========

         Earnings (loss) per share - basic                         $     (0.02)   $     0.02

         Earnings (loss) per share - diluted                             (0.02)         0.02

         Weighted average shares outstanding - basic                 4,777,787     4,816,738

         Weighted average shares outstanding - diluted               4,777,787     4,818,169

    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

STATEMENT OF CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          2001         2000
                                                                        ---------    ---------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $ (72,854)   $  73,673
     Adjustments to reconcile net (loss) income to net cash (used in)
       provided by operating activities:
         Depreciation and amortization                                     60,883       68,670
         Increase in accounts receivable                                  (50,495)    (378,036)
         Decrease (increase) in inventory                                 (33,173)      99,689
         Decrease (increase) in other current assets                       20,470      (11,779)
         Increase in interest receivable from related parties              (2,625)          --
         Increase in accounts payable and accrued expenses                  5,503      156,559
                                                                        ---------    ---------
                  Net cash (used in) provided by operating activities     (72,291)       8,776
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of fixed assets                                             (19,027)     (45,502)
     Purchase of patent rights and related expenditures                    (7,444)     (15,636)
                                                                        ---------    ---------
                  Net cash used by investing activities                   (26,471)     (61,138)
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:                                          --           --
                                                                        ---------    ---------
                  Net cash used by financing activities                        --           --
                                                                        ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (98,762)     (52,362)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          226,649      589,039
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 127,887    $ 536,677
                                                                        =========    =========


    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

BACKGROUND

Kyzen(R) Corporation ("Kyzen" or the "Company") was incorporated under the laws of the State of Utah on March 9, 1990. On May 26, 1999, the Company reincorporated under the laws of Tennessee. Kyzen was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufacturers and markets chemical solutions and processes used in high-technology cleaning applications. This core business is focused on four segments, which the Company has defined as "Technical Roads." The Technical Roads include Electronic Assembly, Semiconductor, Optics and Aerospace. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Sales of such equipment totaled 5% and 2% of net sales in the three months ended March 31, 2001 and March 31, 2000, respectively. Typically these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one reportable segment. Sales to customers outside the United States totaled $152,015 or 11% of net sales in the three months ended March 31, 2001, and $378,916 or 22% of net sales in the three months ended March 31, 2000. No single customer accounted for more than 10% of net sales for the period ended March 31, 2001.

INTERIM FINANCIAL STATEMENTS

The interim balance sheet at March 31, 2001 and the interim statements of operations and of cash flows for the three months ended March 31, 2001 and 2000 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted, although management believes that the disclosures herein are adequate to make information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company's financial statements for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

SFAS No. 128 requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted earnings per share. Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of shares outstanding, including the dilutive effects of common stock options using the treasury stock method which resulted in an additional 11,842 shares outstanding in 2000. Because the Company incurred a net loss in 2001, the effect of common stock options was not included in the computation of diluted earnings per share as such effect was anti-dilutive.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 2 INVENTORY

         The following table details the components of inventory:

                               MARCH 31,    DECEMBER 31,
                                 2001          2000
                               --------       --------
                             (unaudited)
         Raw Materials         $334,384       $274,883
         Work in process          1,705          1,705
         Finished goods         129,003        155,331
                               --------       --------
         Total Inventory       $465,092       $431,919
                               ========       ========

NOTE 3 INCOME TAXES

The Company has not recorded a provision for income taxes for the first quarter of 2001 due to the fact that a full valuation allowance has been recorded against the Company's net deferred tax asset.

NOTE 4 SUBSEQUENT EVENTS

On April 18, 2001, the Company issued a press release reporting the completion of a series of privately negotiated transactions between certain Kyzen officers, directors, employees and family members and Christopher B. Cannon. To the Company's knowledge, all of the shares of Kyzen's common stock owned by Cannon were either purchased by such individuals or redeemed by the Company. In connection with this transaction, the Company loaned $30,000 to Michael L. Bixenman, a director of the Company, at an interest rate of 9%. The loan matures on April 16, 2002 and is secured by 200,000 shares of Kyzen common stock owned by Mr. Bixenman.

KYZEN CORPORATION

EXHIBITS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Net sales for the quarter ended March 31, 2001 from all business activities decreased approximately 19% or $327,256 to $1,363,664 as compared to $1,690,920 for the quarter ended March 31, 2000. This decrease in sales volume is a reflection of lower domestic and international sales. International sales as a percentage of net sales decreased from 22%, or $378,916 during the first quarter of 2000, to 11%, or $152,015 during the first quarter of 2001. The international sales for the first quarter of 2001 reflect normal sales for the period, as international sales in the first quarter of 2000 were uncharacteristically high as a result of several customers completing manufacturing site changeovers that required extra product during the start-up phases of the operations.

Gross profit for the quarter ended March 31, 2001 decreased 16% or $145,755 to $777,403, as compared to $923,158 in the first quarter of 2000. This decrease is primarily due to lower sales volume. Gross profit as a percent of sales for the first quarter of 2001 increased approximately 2% over the same period in 2000. This increase in gross margin is attributed to decreased sales to international customers, and a change in product mix with the sale of fewer low margin products in 2001 than were sold in 2000.

Selling, marketing, general and administrative expenses for the quarter ended March 31, 2001 decreased 5% or $36,269 to $714,743 as compared to $751,012 for the quarter ended March 31, 2000. During the first quarter of 2001, a reduction in sales and marketing personnel contributed to a majority of this decrease.

Research and development expenses increased by $38,648 or 38% during the quarter ended March 31, 2001 to $140,508 from $101,860 during the quarter ended March 31, 2000. This increase reflects the addition of R&D personnel versus the same period in 2000. These additions reflect the Company's increased focus in research and development targeting the development of new products for the Aerospace, Optics and Semiconductor Technical Roads.

Operating losses for the quarter ended March 31, 2001 were $74,848 as compared to operating income during the quarter ended March 31, 2000 of $70,286. This decrease in income of $148,134 is the result of lower sales volume and the resulting lower gross margin.

Other income of $4,994 for the quarter ended March 31, 2001 reflects an increase of $1,607 or 47% over other income of $3,387 for the quarter ended March 31, 2000. This change is the result of increased interest income from certain notes receivable and slightly better returns on cash invested in short-term certificates of deposit.

FORWARD-LOOKING STATEMENTS

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers of chemical raw materials; business conditions as they affect growth in the electronics, semiconductor, optics and aerospace markets; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the availability of new expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company's primary customers; and the ability of the Company to develop new competitive product lines. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have been the remaining proceeds from its initial public offering in 1995, cash flows from operations and proceeds from a line of credit with a bank. In October 2000, the Company obtained a bank line of credit that provides for maximum borrowing of $200,000 and matures on April 30, 2001. Borrowings from this line of credit bear interest at 7.95%. The line of credit is secured by a $200,000 certificate of deposit. At March 31, 2001, the Company

KYZEN CORPORATION
had borrowed $100,000 under the line of credit. The Company's primary uses of funds are the funding of research and development of new product lines, purchase of capital equipment, pursuit of patents and sales and marketing activities.

As of March 31, 2001, the Company had working capital of $1,162,396, compared to $1,203,463 as of December 31, 2000, representing a decrease of $41,067 or 4% from December 31, 2000. This decrease is due to increased inventory and accounts receivable along with a slight increase in accounts payable, offset by decreases in cash and other assets.

Cash used by operations of $72,291 in the first quarter of 2001 represented an $81,067 or 924% decrease over cash provided by operations of $8,776 during the same period in 2000. This decrease resulted from a net loss, higher accounts receivable balances, higher inventory levels and higher accounts payable balances, offset by lower depreciation expense.

Cash used by investing activities of $26,471 in the quarter ended March 31, 2001 represented a $34,667 or 57% decrease from cash used by investing activities during the quarter ended March 31, 2000 of $61,138. This decrease was due to much lower fixed asset purchases for computer and office equipment and lower expenditures on patents in the first quarter of 2001 as compared to the first quarter of 2000.

The Company used no cash for financing activities for either of the quarters ended March 31, 2001 or March 31, 2000.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through March 31, 2002. The Company's cash requirements for the remainder of 2001 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of acquisitions, timing of expansion plans and capital expenditures. In the event the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain additional financing. Further, there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company's financial condition and results of operations. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategies, which would create additional financing needs for the Company.

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers to the Company. In 2000, the Company imported approximately 35% of its raw material from foreign sources, the largest being China. The Company expects to import less raw material from foreign sources in 2001 due to lower required volumes and more domestic competition. Recent developments in international relationships between the United States and China could affect the availability of the supply of this raw material. Domestic sources of this raw material are available but there can be no assurance that these sources will be available to the Company on favorable terms. A loss of this source of raw material is not expected to have a material adverse effect on the operations of the Company.

KYZEN CORPORATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 18, 2001, the Company issued a press release reporting the completion of a series of privately negotiated transactions between certain Kyzen officers, directors, employees and family members and Christopher B. Cannon. To the Company's knowledge, all of the shares of Kyzen's common stock owned by Cannon were either purchased by such individuals or redeemed by the Company. In connection with this transaction, the Company loaned $30,000 to Michael L. Bixenman, a director of the Company, at an interest rate of 9%. The loan matures on April 16, 2002 and is secured by 200,000 shares of Kyzen common stock owned by Mr. Bixenman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
     Exhibit 3.1           Registrant's Charter(1)
     Exhibit 3.2           Amended Bylaws of Registrant(1)
     Exhibit 4.1           Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson Investment
                           Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities, dated August 3, 1995(2)
     Exhibit 4.5           Specimen of Common Stock Certificate(3)
     Exhibit 4.6           Specimen of Warrant Certificate(3)
     Exhibit 10.1          Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and
                           Registrant for Registrant's headquarters and chemical manufacturing facilities(2)
     Exhibit 10.3          Employee Agreements, dated January 1, 1994 with officers and key employees of Registrant(2)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit 10.4          1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and Exercise
                           Notice and Agreement(2)
     Exhibit 10.5          First Amendment to the 1994 Employee Stock Option Plan*(2)
     Exhibit 10.7          Purchase Agreement, dated May 1, 1990, between Bix Manufacturing Company, Inc. and
                           Registrant(2)
     Exhibit 10.8          Technology Exchange Agreement, dated December 17, 1993, between Bix Manufacturing Company,
                           Inc. and Registrant(2)
     Exhibit 10.20         Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust Company(2)
     Exhibit 10.21         Reassignment of Patents to Bix Manufacturing Company, Inc.(2)
     Exhibit 10.24         Lease Agreement, dated April 25, 1995, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities(4)
     Exhibit 10.25         Amended Lease Agreement, dated December 30, 1997, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities(4)
     Exhibit 10.29         Amended Lease Agreement, dated April 1, 1998, between Harding Business Park, a partnership, and the Registrant for the Registrant's Nashville, TN headquarters and chemical manufacturing facilities(5)

KYZEN CORPORATION

     Exhibit 10.30         Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock
                           Transfer & Trust(6)
     Exhibit 10.31         Form of Amendment No. 1 to Employment Agreements with certain officers of the Company:(7)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit 10.32         Consulting Agreement with Redstone Securities(8)
     Exhibit 10.33         Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant's Nashville, TN headquarters and chemical manufacturing facilities(9)
     Exhibit 10.34         Amended Lease Agreement, dated May 2, 2000, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities(9)
     Exhibit 10.35         Stock Pledge, Promissory Note and Irrevocable Stock Power from Christopher B. Cannon(9)
     Exhibit 10.36         Promissory Note, Assignment of Deposit Account with The Bank of Nashville(9)


*        Indicates a management contract or compensation plan or arrangement.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6) Filed as an exhibit to the Company's filing on Form 8-A dated January 15,1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(7) Filed as an exhibit to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(8) File as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1999, previously file pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(9) File as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1999, previously file pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b) Reports on Form 8-K.

     None.

KYZEN CORPORATION

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    KYZEN CORPORATION
                                    (Registrant)


Date     May 11, 2001               by  /s/  Kyle J. Doyel
     --------------------------     --------------------------------------------
                                                      (Signature)
                                    Kyle J. Doyel
                                    President and Chief Executive Officer

Date     May 11, 2001               by  /s/  Thomas M. Forsythe
     --------------------------     --------------------------------------------
                                                      (Signature)
                                    Thomas M. Forsythe
                                    Treasurer and Chief Accounting Officer