Form 10QSB
period 2001-06-30
KYZEN CORP
filed 2001-08-13
CIK 944727

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[   ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 000-26434

Kyzen Corporation

(Exact Name of the Small Business Issuer as
Specified in Its Charter)

Tennessee	87-0475115

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

430 Harding Industrial Drive, Nashville, TN 37211

(Address of Principal Executive Offices)

(615) 831-0888

(Issuer’s Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

4,777,787 shares of Common Stock, $0.01 par value per share, outstanding as of August 2, 2001

Transitional Small Business Disclosure Format (Check one): [   ] Yes [X] No

KYZEN CORPORATION

BALANCE SHEET

Item 1. Financial Statements

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$169,454	$226,649

Short term investments	—	200,000

Accounts receivable, net of allowance for doubtful accounts of $11,890 in 2001 and $11,335 in 2000	954,482	836,545

Inventory	527,369	431,919

Other current assets	52,684	73,122

Total current assets	1,703,989	1,768,235

Property and equipment, net	415,836	483,445

Patents, net	226,368	228,285

Interest receivable from related parties	—	1,750

Total assets	$2,346,193	$2,481,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes Payable, current	$—	$100,000

Accounts payable and accrued expenses	519,825	462,641

Accounts payable to related parties	3,845	2,131

Total current liabilities	523,670	564,772

Total liabilities	523,670	564,772

Shareholders’ equity:

Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2001 or December 31, 2000; 100,000 of which have been designated Series A Junior Participating Preferred Stock	—	—

Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 4,777,787 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	47,778	47,778

Additional paid-in capital	5,302,717	5,202,717

Treasury stock, at cost	(313)	(313)

Accumulated deficit	(3,527,659)	(3,333,239)

Total shareholders’ equity	1,822,523	1,916,943

Total liabilities and shareholders’ equity	$2,346,193	$2,481,715

The accompanying notes are an integral part of the financial statement

KYZEN CORPORATION

STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net sales	$1,387,860	$1,567,744	$2,751,524	$3,258,664

Cost of sales	681,541	757,835	1,267,802	1,525,597

Gross profit	706,319	809,909	1,483,722	1,733,067

Operating costs and expenses:

Selling, marketing, general and administrative expenses	696,411	723,298	1,411,154	1,474,310

Research and development expenses	134,967	92,128	275,475	193,988

Total operating expenses	831,378	815,426	1,686,629	1,668,298

Operating income (loss)	(125,059)	(5,517)	(202,907)	64,769

Other income	3,493	7,875	8,487	11,262

Net income (loss)	$(121,566)	$2,358	$(194,420)	$76,031

Earnings (loss) per share – basic	$(0.02)	$0.00	$(0.04)	$0.02

Earnings (loss) per share – diluted	$(0.02)	$0.00	$(0.04)	$0.02

Weighted average shares outstanding - basic	4,777,787	4,797,262	4,777,787	4,797,262

Weighted average shares outstanding - diluted	4,777,787	4,801,242	4,777,787	4,798,623

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)
Cash Flows from Operating Activities:

Net income (loss)	$(194,420)	$76,031

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	112,681	138,584

Increase in accounts receivable	(117,937)	(236,218)

Increase in inventory	(95,450)	(1,480)

Decrease (increase) in other current assets	20,438	(12,026)

Decrease in interest receivable from related parties	1,750	—

Increase in accounts payable and accrued expenses	58,898	108,713

Net cash (used in) provided by operating activities	(214,040)	73,604

Cash Flows from Investing Activities:

Proceeds from sales of short term investments	200,000

Purchase of fixed assets	(35,208)	(50,551)

Purchase of patent rights and related expenditures	(7,947)	(24,723)

Net cash provide by (used in) investing activities	156,845	(75,274)

Cash Flows from Financing Activities:

Payment of long term debt	(100,000)	—

Payment on notes receivable from shareholder	100,000	—

Net cash used by financing activities	—	—

Net decrease in cash and cash equivalents	(57,195)	(1,670)

Cash and cash equivalents at beginning of period	226,649	589,039

Cash and cash equivalents at end of period	$169,454	$587,369

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

Background

Kyzen® Corporation (“Kyzen” or the “Company”) was incorporated under the laws of the State of Utah on March 9, 1990. On May 26, 1999, the Company reincorporated under the laws of Tennessee. Kyzen was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufacturers and markets chemical solutions and processes used in high-technology cleaning applications. This core business is focused on four segments, which the Company has defined as “Technical Roads.” The Technical Roads include Electronic Assembly, Semiconductor, Optics and Aerospace. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company’s chemical solutions. Sales of such equipment totaled 9% and 5% of net sales in the six months ended June 30, 2001 and June 30, 2000, respectively. Typically these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company’s operations are conducted within one reportable segment. Sales to customers outside the United States totaled $115,350 or 8% of net sales in the three months ended June 30, 2001, and $238,061 or 15% of net sales in the three months ended June 30, 2000. For the six months ended June 30, 2001, net sales to customers outside the United States totaled $267,364 or 10% compared to $616,977 or 19% of net sales for the six months ended June 30, 2000. No single customer accounted for more than 10% of net sales for the period ended June 30, 2001.

Interim financial statements

The interim balance sheet at June 30, 2001 and the interim statements of operations and of cash flows for the three and six months ended June 30, 2001 and 2000 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted, although management believes that the disclosures herein are adequate to make information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2000, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Earnings per share

In accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”), the Company calculates basic earnings per share as income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated using the “if converted method” for convertible securities and the treasury stock method for options and warrants as prescribed by Accounting Principles Board Opinion No. 15. SFAS No. 128 has been applied to periods presented.

SFAS No. 128 requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted earnings per share. Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of shares outstanding, including the dilutive effects of common stock options using the treasury stock method which resulted in an additional 23,455 shares outstanding for the three months ended June 30, 2000. Because the Company incurred a net loss in 2001, the effect of common stock options was not included in the computation of diluted earnings per share as such effect was anti-dilutive.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 INVENTORY

     The following table details the components of inventory:

	June 30, 2001	December 31, 2000

	(unaudited)
Raw Materials	$401,349	$274,883

Work in process	1,705	1,705

Finished goods	124,315	155,331

Total Inventory	$527,369	$431,919

NOTE 3 INCOME TAXES

The Company has not recorded a provision for income taxes for the second quarter of 2001 due to the fact that a full valuation allowance has been recorded against the Company’s net deferred tax asset.

NOTE 4 RELATED PARTIES

The Company received payment from a shareholder during the second quarter in the amount of $100,000 plus interest from a note issued to this shareholder in November 2000 and extended to April 2001. The shareholder had pledged 350,000 shares of the Company Common Stock as collateral for this note. These shares were returned to the shareholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Quarters Ended June 30, 2001 and June 30, 2000

Net sales for the quarter ended June 30, 2001 from all business activities decreased approximately 11% or $179,884 to $1,387,860 as compared to $1,567,744 for the quarter ended June 30, 2000. This decrease in sales volume is a reflection of slightly lower domestic and significantly lower international sales. International sales as a percentage of net sales decreased from 15%, or $238,061 during the second quarter of 2000, to 8%, or $115,350 during the second quarter of 2001. This decrease in international sales reflects a slowdown of production in several major facilities in Southeast Asia. While Kyzen did not actually lose any international accounts during the second quarter of 2001, the market slowdown has caused Kyzen to decrease its production significantly.

Gross profit for the quarter ended June 30, 2001 decreased 13% or $103,590 to $706,319, as compared to $809,909 in the second quarter of 2000. This decrease is primarily due to lower sales volume. Gross profit as a percent of sales for the second quarter of 2001 decreased approximately 1% over the same period in 2000. This decrease in gross margin is attributed to a change in product mix.

Selling, marketing, general and administrative expenses for the quarter ended June 30, 2001 decreased 4% or $26,887 to $696,411 as compared to $723,298 for the quarter ended June 30, 2000. During the second quarter of 2001, a reduction in sales and marketing personnel along with continued control over spending has resulted in this decrease.

Research and development expenses increased by $42,839 or 47% during the quarter ended June 30, 2001 to $134,967 from $92,128 during the quarter ended June 30, 2000. This increase is primarily due to the addition of R&D personnel versus the same period in 2000. These additions reflect the Company’s increased focus in research and development on developing new products for the Aerospace, Optics and Semiconductor Technical Roads.

Operating losses for the quarter ended June 30, 2001 were $125,059 as compared to $5,517 during the quarter ended June 30, 2000. These increased losses are the result of lower sales volume, increased spending in research and development and slightly lower gross margin.

Other income of $3,493 for the quarter ended June 30, 2001 reflects a decrease of $4,382 or 56% over other income of $7,875 for the quarter ended June 30, 2000. This change is the result of decreased interest income from certain notes receivable and lower returns on short-term investments.

Net losses increased $123,924, from net income of $2,358 during the quarter ended June 30, 2000, to a net loss of $121,566 for the quarter ended June 30, 2001. These losses primarily reflect the lower sales volume for the quarter and increases in Research and Development personnel.

Comparison of Six Months Ended June 30, 2001 and June 30, 2000

Net sales for the six months ended June 30, 2001 decreased approximately 16% or $507,140 to $2,751,524 from sales of $3,258,664 for the six months ended June 30, 2000. International sales for the six-month period ended June 30, 2001 decreased $349,613 or approximately 57% as compared to the same period in 2000. The sales decreases reflect the current economic environment for most high-technology products, which has been down significantly for the first half of 2001. In addition, the Company took advantage of some unusual market conditions and sold certain raw material solvents during the first six months of 2000, which did not occur during the same period of 2001.

Gross profit for the six months ended June 30, 2001 decreased 14% or $249,345 to $1,483,722, as compared to $1,733,067 in the six months ended June 30, 2000. This decrease is primarily attributable to decreased sales. The gross margin percent for the six months ended June 30, 2001 and June 30, 2000 has remained relatively constant at 53%.

Selling, marketing, general and administrative expenses for the six months ended June 30, 2001 decreased 4% or $63,156 to $1,411,154 as compared to $1,474,310 for the six months ended June 30, 2000. This decrease reflects the cumulative effect of several changes in personnel, along with continued control of administrative spending.

Research and development expenses for the six months ended June 30, 2001 increased 42% or $81,487 to $275,475 from $193,988 for the six months ended June 30, 2000. This increase resulted from increased spending for research and development personnel, reflecting the Company’s increased focus on developing new products for the Aerospace, Optical and Semiconductor Technical Roads.

Operating income decreased by $267,676 from income of $64,769 for the six months ended June 30, 2000, to a loss of $202,907 for the six months ended June 30, 2001. This loss is due to decreased sales and slight increases in research and development spending.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Other income for the six months ended June 30, 2001 decreased 25% or $2,775 from $11,262 for the six months ended June 30, 2000, to $8,487 for the six months ended June 30, 2001.

Net losses increased $270,451, from net income of $76,031 during the six months ended June 30, 2000, to net losses of $194,420 for the six months ended June 30, 2001. These losses primarily reflect the lower sales volume for the year.

Forward-Looking Statements

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers of chemical raw materials; business conditions as they affect growth in the electronics, semiconductor, optics and aerospace markets; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the ability of the Company to effectively manage expenditures for research and development, sales and marketing, and certain capital expenditures; the availability of new expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company’s primary customers; changes in and the ability of the Company to develop new competitive product lines. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources

The Company’s sources of funds has been cash flows from operations. The Company’s primary uses of funds are research and development of new product lines, purchase of capital equipment, pursuit of patents and sales and marketing activities.

As of June 30, 2001, the Company had working capital of $1,180,319, compared to $1,203,463 as of December 31, 2000, representing a decrease of $23,144 or 2% from December 31, 2000. This decrease is due to increased inventory and accounts receivable along with a slight increase in accounts payable, offset by decreases in cash and other assets.

Cash used by operations of $214,040 in the first six months of 2001 represented an increase of $287,644 or 391%, over cash provided by operations of $73,604 during the same period in 2000. This increase resulted from a net loss, higher accounts receivable balances, higher inventory levels and lower accounts payable balances, offset by lower depreciation expense.

Cash provided by investing activities of $156,845 in the six months ended June 30, 2001 represented a $232,119 or 308% increase from cash used by investing activities during the six months ended June 30, 2000 of $75,274. This increase was due to lower fixed asset purchases for computer and office equipment, lower expenditures on patents in the first six months of 2001 and proceeds from the sale of certain short-term investments that were converted to cash equivalents.

The Company had no net changes in cash used by financing activities during the six months ended June 30, 2001, reflecting the payment of a note payable to a bank and the receipt of payment on a note receivable from a shareholder, both in the amount of $100,000. There was no cash used in financing activities during the six months ended June 30, 2000.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements through at least June 30, 2002. The Company’s cash requirements for the remainder of 2001 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of any acquisitions, timing of expansion plans and capital expenditures. In the event the Company’s plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company’s ability to obtain additional financing. Further, the Company currently has no credit facility and there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company’s growth strategies, which would create additional financing needs for the Company.

International Trade Developments

In 1998, manufacturers in the Peoples Republic of China became significant suppliers to the Company. In 2000, the Company imported approximately 35% of its raw material from foreign sources, the largest being China. The Company planned to purchase less raw material from foreign sources in 2001. In the first six months of 2001, these sources accounted for less than 20% of raw material purchases. In July 2001, however, the Company’s largest domestic supplier of raw material filed for Chapter 11 bankruptcy protection. This supplier has indicated that it will continue to operate and supply the Company with required material until such time as the facility is sold to another entity or is closed. As a hedge against possible supply disruptions, the Company will most likely increase its supply from China. There can be no assurance that either of these sources will be available to the Company on favorable terms. A loss of the domestic source may have a material affect on the Company’s financial condition and results of operations.

KYZEN CORPORATION

EXHIBITS

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 18, 2001, the Company held its Annual Meeting of Shareholders with the following results: Proposal 1 – Election of Directors

	For	Against	Withheld

Kyle J. Doyel	2,391,686	--0--	34,619

John A. Davis, III	2,391,686	--0--	34,619

Item 5. Other Information

The previously announced stock purchase agreement between the Company and a significant selling shareholder has been terminated by the Company. The shareholder continues to hold the over 85,000 shares of Kyzen common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

Exhibit 3.1	Registrant’s Restated Charter (1)

Exhibit 3.2	Amended Bylaws of Registrant (1)

Exhibit 4.1	Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities, dated August 3, 1995 (2)

Exhibit 4.5	Specimen of Common Stock Certificate (3)

Exhibit 4.6	Specimen of Warrant Certificate (3)

Exhibit 10.1	Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant’s headquarters and chemical manufacturing facilities (2)

Exhibit 10.3	Employee Agreements, dated January 1, 1994 with officers and key employees of Registrant (2)

(a) Kyle J. Doyel*

(b) Michael L. Bixenman*

(c) Thomas M. Forsythe*

Exhibit 10.4	1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and Exercise Notice and Agreement (2)

Exhibit 10.5	First Amendment to the 1994 Employee Stock Option Plan* (2)

Exhibit 10.7	Purchase Agreement, dated May 1, 1990, between Bix Manufacturing Company, Inc. and Registrant (2)

Exhibit 10.8	Technology Exchange Agreement, dated December 17, 1993, between Bix Manufacturing Company, Inc. and Registrant (2)

Exhibit 10.20	Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust Company (2)

Exhibit 10.21	Reassignment of Patents to Bix Manufacturing Company, Inc. (2)

Exhibit 10.24	Lease Agreement, dated April 25, 1995, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (4)

Exhibit 10.25	Amended Lease Agreement, dated December 30, 1997, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (4)

KYZEN CORPORATION

EXHIBITS (cont)

Exhibit 10.29	Amended Lease Agreement, dated April 1, 1998, between Harding Business Park, a partnership, and the Registrant for the Registrant’s Nashville, TN headquarters and chemical manufacturing facilities (5)

Exhibit 10.30	Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock Transfer & Trust (6)

Exhibit 10.31	Form of Amendment No. 1 to Employment Agreements with certain officers of the Company: (7)

(a) Kyle J. Doyel*

(b) Michael L. Bixenman*

(c) Thomas M. Forsythe*

Exhibit 10.32	Consulting Agreement with Redstone Securities (8)

Exhibit 10.33	Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant’s Nashville, TN headquarters and chemical manufacturing facilities (9)

Exhibit 10.34	Amended Lease Agreement, dated May 2, 2000, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (9)

Exhibit 10.35	Stock Pledge, Promissory Note and Irrevocable Stock Power from Christopher B. Cannon (9)

Exhibit 10.36	Promissory Note, Assignment of Deposit Account with The Bank of Nashville (9)

*	Indicates a management contract or compensation plan or arrangement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended March 31, 1998, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s filing on Form 8-A dated January 15,1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b)  Reports on Form 8-K.

On May 2, 2001, the Company filed a Form 8-K reporting that on April 18, 2001, the Company announced the completion of a series of privately negotiated transactions between a significant selling shareholder and certain of the Company’s officers, directors, employees and their family members, pursuant to which all of the shares of the Company’s common stock owned by the selling shareholder were either purchased by such individuals or redeemed by the Company.

KYZEN CORPORATION

EXHIBITS (cont)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KYZEN CORPORATION (Registrant)

Date	August 13, 2001	by /s/ Kyle J. Doyel

(Signature) Kyle J. Doyel President and Chief Executive Officer

Date	August 13, 2001	by /s/ Thomas M. Forsythe

(Signature) Thomas M. Forsythe Treasurer and Chief Accounting Officer