Form 10QSB
period 2001-09-30
KYZEN CORP
filed 2001-10-19
CIK 944727

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]   Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2001

[  ]   Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number	000-26434

Kyzen Corporation (Exact Name of the Small Business Issuer as
Specified in Its Charter)

Tennessee	87-0475115

(State or Other Jurisdiction of	(IRS Employer

Incorporation or Organization)	Identification No.)

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

4,777,787 shares of Common Stock, $0.01 par value per share, outstanding as of October 15, 2001

Transitional Small Business Disclosure Format (Check one):

[  ] Yes     [ X ] No

KYZEN CORPORATION

Item 1. Financial Statements

BALANCE SHEET

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$207,640	$226,649

Short term investments	—	200,000

Accounts receivable, net of allowance for doubtful accounts of $10,791 in 2001 and $11,335 in 2000	886,677	836,545

Inventory	507,460	431,919

Other current assets	50,078	73,122

Total current assets	1,651,855	1,768,235

Property and equipment, net	385,102	483,445

Patents, net	221,418	228,285

Interest receivable from related parties	—	1,750

Total assets	$2,258,375	$2,481,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes Payable, current	$—	$100,000

Accounts payable and accrued expenses	489,748	462,641

Accounts payable to related parties	976	2,131

Total current liabilities	490,724	564,772

Total liabilities	490,724	564,772

Shareholders’ equity:

Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2001 or December 31, 2000; 100,000 of which have been designated Series A Junior Participating Preferred Stock	—	—

Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 4,777,787 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	47,778	47,778

Additional paid-in capital	5,302,717	5,202,717

Treasury stock, at cost	(313)	(313)

Accumulated deficit	(3,582,531)	(3,333,239)

Total shareholders’ equity	1,767,651	1,916,943

Total liabilities and shareholders’ equity	$2,258,375	$2,481,715

The accompanying notes are an integral part of the financial statement

KYZEN CORPORATION

STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Net sales	$1,357,876	$1,320,991	$4,109,400	$4,579,655

Cost of sales	693,735	594,238	1,961,537	2,119,835

Gross profit	664,141	726,753	2,147,863	2,459,820

Operating costs and expenses:

Selling, marketing, general and administrative expenses	580,508	731,541	1,991,662	2,205,850

Research and development expenses	140,891	91,544	416,366	285,531

Total operating expenses	721,399	823,085	2,408,028	2,491,381

Operating loss	(57,258)	(96,332)	(260,165)	(31,561)
Other income	2,386	7,230	10,873	18,490

Net loss	$(54,872)	$(89,102)	$(249,292)	$(13,071)

Loss per share – basic	$(0.01)	$(0.02)	$(0.05)	$0.00

Loss per share – diluted	$(0.01)	$(0.02)	$(0.05)	$0.00

Weighted average shares outstanding

- basic	4,777,787	4,777,787	4,777,787	4,790,723

Weighted average shares outstanding

- diluted	4,777,787	4,777,787	4,777,787	4,790,723

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2000

	(Unaudited)
Cash Flows from Operating Activities:

Net loss	$(249,292)	$(13,071)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	154,924	209,680

Increase in accounts receivable	(50,132)	(178,665)

Increase in inventory	(75,541)	(51,236)

Decrease (increase) in other current assets	23,044	(17,495)

Decrease in interest receivable from related parties	1,750	—

Increase in accounts payable and accrued expenses	25,952	20,420

Net cash used in operating activities	(169,295)	(30,367)

Cash Flows from Investing Activities:

Proceeds from sales of short term investments	200,000	—

Purchase of fixed assets	(41,767)	(66,765)

Purchase of patent rights and related expenditures	(7,947)	(31,284)

Net cash provided by (used in) investing activities	150,286	(98,049)

Cash Flows from Financing Activities:

Payment of long term debt	(100,000)	—

Payment on notes receivable from shareholder	100,000	—

Net cash used by financing activities	—	—

Net decrease in cash and cash equivalents	(19,009)	(128,416)

Cash and cash equivalents at beginning of period	226,649	589,039

Cash and cash equivalents at end of period	$207,640	$460,623

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1     BASIS OF PRESENTATION

Background

Kyzen® Corporation (“Kyzen” or the “Company”) was incorporated under the laws of the State of Utah in March 1990 and reincorporated under the laws of Tennessee in May 1999. Kyzen was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufacturers and markets chemical solutions and processes used in high-technology cleaning applications. This core business is focused on four segments, which the Company has defined as “Technical Roads.” The Technical Roads include Electronic Assembly, Semiconductor, Optics and Aerospace. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company’s chemical solutions. Sales of such equipment totaled less than 10% of net sales for each of the nine months ended September 30, 2001 and September 30, 2000, respectively. Typically these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company’s operations are conducted within one reportable segment. Sales to customers outside the United States were approximately 6% of net sales, or $82,961 in the three months ended September 30, 2001, versus 14% of net sales, or $184,892 in the three months ended September 30, 2000. While no significant customers were lost during the current three month period, significant production slow downs in several foreign facilities contributed to this decrease in international sales volume. For the nine months ended September 30, 2001, net sales to customers outside the United States totaled $350,525 or 9% compared to $801,869 or 18% of net sales for the nine months ended September 30, 2000. This decrease is also attributable to significant production slow downs in several foreign facilities during the nine-month period. No single customer accounted for more than 10% of net sales for the period ended September 30, 2001.

Interim financial statements

The interim balance sheet at September 30, 2001 and the interim statements of operations and of cash flows for the three and nine months ended September 30, 2001 and 2000 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted, although management believes that the disclosures herein are adequate to make information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2000, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

SFAS No. 128 requires the Company to disclose a reconciliation of the numerators and denominators used in basic and diluted earnings per share. Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of shares outstanding, including the dilutive effects of common stock options using the treasury stock method, which resulted in an additional 23,455 shares outstanding for the three months ended September 30, 2000. Because the Company incurred a net loss in 2001, the effect of common stock options was not included in the computation of diluted earnings per share as such effect was anti-dilutive.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2     INVENTORY

     The following table details the components of inventory:

	September 30, 2001	December 31, 2000

	(unaudited)
Raw Materials	$368,805	$274,883

Work in process	1,705	1,705

Finished goods	136,950	155,331

Total Inventory	$507,460	$431,919

NOTE 3     INCOME TAXES

The Company has not recorded a provision for income taxes for the third quarter of 2001 due to the fact that a full valuation allowance has been recorded against the Company’s net deferred tax asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Quarters Ended September 30, 2001 and September 30, 2000

Net sales for the quarter ended September 30, 2001 from all business activities increased approximately 3% or $36,885 to $1,357,876 as compared to $1,320,991 for the quarter ended September 30, 2000. This increase in sales volume is a reflection of slightly higher domestic chemical and equipment sales and offset by significantly lower international chemical sales. International sales as a percentage of net sales decreased from 14%, or $184,892 during the third quarter of 2000, to 6%, or $82,961 during the third quarter of 2001. This decrease in international sales continues to reflect a slowdown of production in several major facilities in Southeast Asia that was indicated in the first and second quarters of 2001. Kyzen maintained its market share and did not lose any international accounts during the third quarter of 2001, but the market slowdown continues to affect purchase orders from current Kyzen customers, both domestic and international.

Gross profit for the quarter ended September 30, 2001 decreased 9% or $62,612 to $664,141, as compared to $726,753 in the third quarter of 2000. This decrease is primarily due to relatively flat sales volume in combination with product sales mix changes that reflect the sale of some products at lower than historical gross margin percents. Gross profit as a percent of sales for the third quarter of 2001 decreased approximately 6% from 55% during the quarter ended September 30, 2000 to 49% during the quarter ended September 30, 2001. The decrease in gross profit as a percent of sales for the third quarter of 2001 is also primarily attributed to the change in product sales mix.

Selling, marketing, general and administrative expenses for the quarter ended September 30, 2001 decreased 21% or $151,033 to $580,508 as compared to $731,541 for the quarter ended September 30, 2000. The full effect of certain reductions in sales and marketing personnel along with continued control over administrative spending are the main contributors to this decrease.

Research and development expenses increased by $49,347 or 54% during the quarter ended September 30, 2001 to $140,891 from $91,544 during the quarter ended September 30, 2000. This increase reflects the addition of research and development personnel versus the same period in 2000 based on the Company’s increased focus in research and development for new products for the Aerospace, Optics and Semiconductor Technical Roads.

Operating losses for the quarter ended September 30, 2001 were $57,258 as compared to $96,332 during the quarter ended September 30, 2000. This reduced loss is the result of slightly higher sales volume and decreased spending in selling, marketing, general and administrative areas, which is partially offset by increased spending in research and development and product sales with slightly lower gross margins.

Other income of $2,386 for the quarter ended September 30, 2001 reflects a decrease of $4,844 or 67% over other income of $7,230 for the quarter ended September 30, 2000. This change is the result of decreased interest income from certain overnight investments and short-term certificates of deposit.

Net losses of $54,872 for the quarter ended September 30, 2001, were a 38%, or $34,230 improvement over net losses of $89,102 during the quarter ended September 30, 2000. This improvement primarily reflects slightly higher sales volume for the quarter and the control of administrative expenses, which is partially offset by increased expenses for research and development personnel.

Comparison of Nine Months Ended September 30, 2001 and September 30, 2000

Net sales for the nine months ended September 30, 2001 decreased approximately 10% or $470,255 to $4,109,400 from sales of $4,579,655 for the nine months ended September 30, 2000. Decreases in international sales account for 96% of this total decrease. The decrease reflects the significant slow down in foreign production in the electronics industry that was indicated during the first and second quarters of 2001 and continued through the third quarter.

Gross profit for the nine months ended September 30, 2001 decreased 13% or $311,957 to $2,147,863, as compared to $2,459,820 in the nine months ended September 30, 2000. This decrease primarily reflects decreased sales volume. The gross margin percent for the nine months ended September 30, 2001 was 53% as compared to a gross margin percent of 54% for the nine months ended September 30, 2000.

Selling, marketing, general and administrative expenses for the nine months ended September 30, 2001 decreased 10% or $214,188 to $1,991,662 as compared to $2,205,850 for the nine months ended September 30, 2000. This decrease reflects the cumulative effect of reductions in sales and marketing personnel, along with continued control of administrative expenses.

Research and development expenses for the nine months ended September 30, 2001 increased 46% or $130,835 to $416,366 from $285,531 for the nine months ended September 30, 2000. This increase resulted from increased spending for research and development personnel, reflecting the Company’s increased focus on developing new products for the Aerospace, Optical and Semiconductor Technical Roads.

Operating losses increased by $228,604 from a loss of $31,561 for the nine months ended September 30, 2000, to a loss of $260,165 for the nine months ended September 30, 2001. Decreases in international sales and increases in research and development expenditures account for this increase in operational losses.

Other income for the nine months ended September 30, 2001 decreased 41% or $7,617 from $18,490 for the nine months ended September 30, 2000, to $10,873 for the nine months ended September 30, 2001. This is the result of lower interest income for various overnight investments.

Net losses increased $236,221, from a loss of $13,071 during the nine months ended September 30, 2000, to a net loss of $249,292 for the nine months ended September 30, 2001. Lower international sales volume and increased research and development spending account for this change.

Recent Accounting Pronouncements

On June 29, 2001, The Financial Accounting Standards Board (FASB) issued two Statements: Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141 primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost. FAS 141 supercedes APB 16, Business Combinations. The most significant changes made by FAS 141 are: (a), It requires use of the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interest method and (b), it provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. FAS 141 is effective for all business combinations (as defined in the Statements) initiated after June 30, 2001, and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of acquisition is July 1, 2001, or later.

FAS 142 primarily addresses the accounting for goodwill and intangible assets after their acquisition (i.e., the post-acquisition accounting), and FAS 142 supercedes APB 17, Intangible Assets. The most significant changes made by FAS 142 are: (a) Goodwill and indefinite-life intangible assets will no longer be amortized and will be tested for impairment at least annually, (b) Goodwill will be tested at least annually at the reporting unit level, and (c), the amortization period of intangible assets with finite lives is no longer limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim period financial statements have not been issued previously. In all cases, the provisions of FAS 142 should be applied at the beginning of the fiscal year. Retroactive application is not permitted.

The Company adopted the provisions of Statement FAS 141 effective July 1, 2001. As the Company has not engaged in any business combinations, adoption of this statement has not had any material impact on the Company’s financial condition or results of operations. The Company will adopt FAS 142, effective January 1, 2002. However, since the Company has not engaged in any business combinations nor recorded any intangibles, the adoption of FAS 142 is not expected to have any material impact on the Company’s financial condition or results of operations.

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

Liquidity and Capital Resources

The Company’s source of funds has been a reduction in working capital. The Company’s primary uses of funds are research and development of new product lines, purchase of capital equipment, pursuit of patents and sales and marketing activities.

As of September 30, 2001, the Company had working capital of $1,161,131, compared to $1,203,463 as of December 31, 2000, representing a decrease of $42,332 or 4% from December 31, 2000. Lower cash balances and lower other current assets account for this decrease which is partially offset by increases in accounts receivable and inventory and lower accounts payable balances.

Cash used by operations of $169,295 in the first nine months of 2001 represented an increase of $138,928, over cash used by operations of $30,367 during the same period in 2000. This increase resulted from higher net losses, higher accounts receivable and inventory levels and lower accounts payable balances, offset by lower depreciation expense.

Cash provided by investing activities of $150,286 in the nine months ended September 30, 2001 represented a $248,335 or 253% increase from cash used by investing activities during the nine months ended September 30, 2000 of $98,049. This increase was due to lower fixed asset purchases for computer and office equipment, lower expenditures on patents and proceeds from the sale of certain short-term investments that were converted to cash equivalents.

The Company had no net changes in cash used by financing activities during the nine months ended September 30, 2001, reflecting the payment of a note payable to a bank and the receipt of payment on a note receivable from a shareholder, both in the amount of $100,000. There was no cash used in financing activities during the nine months ended September 30, 2000.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements through at least September 30, 2002. The Company’s cash requirements for the remainder of 2001 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of any acquisitions, timing of expansion plans and capital expenditures. In the event the Company’s plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company’s ability to obtain additional financing. Further, the Company currently has no credit facility and there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company’s growth strategies, which would create additional financing needs for the Company.

International Trade Developments

In 1998, manufacturers in the Peoples Republic of China became significant suppliers to the Company. In 2000, the Company imported approximately 35% of its raw material from foreign sources, the largest being China. The Company planned to purchase less raw material from foreign sources in 2001. In the first nine months of 2001, these sources accounted for less than 20% of raw material purchases. In July 2001, however, the Company’s largest domestic supplier of raw material filed for Chapter 11 bankruptcy protection. This supplier has indicated that it will continue to operate and supply the Company with required material until such time as the facility is sold to another entity or is closed. As a hedge against possible supply disruptions, the Company will most likely increase its supply from China. There can be no assurance that either of these sources will be available to the Company on favorable terms. A loss of the domestic source may have a material affect on the Company’s financial condition and results of operations.

KYZEN CORPORATION

EXHIBITS

Item 1.     Legal Proceedings

None.

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.	Description

Exhibit 3.1	Registrant’s Restated Charter (1)

Exhibit 3.2	Amended Bylaws of Registrant (1)

Exhibit 4.1	Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities, dated August 3, 1995 (2)

Exhibit 4.5	Specimen of Common Stock Certificate (3)

Exhibit 4.6	Specimen of Warrant Certificate (3)

Exhibit 10.1	Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant’s headquarters and chemical manufacturing facilities (2)

Exhibit 10.3	Employee Agreements, dated January 1, 1994 with officers and key employees of Registrant (2):

(a) Kyle J. Doyel*

(b) Michael L. Bixenman*

(c) Thomas M. Forsythe*

Exhibit 10.4	1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and Exercise Notice and Agreement (2)

Exhibit 10.5	First Amendment to the 1994 Employee Stock Option Plan* (2)

Exhibit 10.7	Purchase Agreement, dated May 1, 1990, between Bix Manufacturing Company, Inc. and Registrant (2)

Exhibit 10.8	Technology Exchange Agreement, dated December 17, 1993, between Bix Manufacturing Company, Inc. and Registrant (2)

Exhibit 10.20	Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust Company (2)

Exhibit 10.21	Reassignment of Patents to Bix Manufacturing Company, Inc. (2)

Exhibit 10.24	Lease Agreement, dated April 25, 1995, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (4)

Exhibit 10.30	Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock Transfer & Trust (5)

Exhibit 10.31	Form of Amendment No. 1 to Employment Agreements with certain officers of the Company (6):

(a) Kyle J. Doyel*

(b) Michael L. Bixenman*

(c) Thomas M. Forsythe*

Exhibit 10.33	Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant’s Nashville, TN headquarters and chemical manufacturing facilities (7)

Exhibit 10.34	Amended Lease Agreement, dated May 2, 2000, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (7)

*	Indicates a management contract or compensation plan or arrangement.

KYZEN CORPORATION

EXHIBITS (cont)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s filing on Form 8-A dated January 15,1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b)  Reports on Form 8-K.

     None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KYZEN CORPORATION

(Registrant)

Date	October 19, 2001	by /s/ Kyle J. Doyel

(Signature)

Kyle J. Doyel
President and Chief Executive Officer

Date	October 19, 2001	by /s/ Thomas M. Forsythe

(Signature)

Thomas M. Forsythe
Treasurer and Chief Accounting Officer