Form 10KSB40
period 2001-12-31
KYZEN CORP
filed 2002-03-29
CIK 944727

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the fiscal year ended                   December 31, 2001
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

                                Kyzen Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Tennessee                                     87-0475115
---------------------------------------           -----------------------------
    (State or Other Jurisdiction of                       (IRS Employer
    Incorporation or Organization)                      Identification No.)

      430 Harding Industrial Drive, Nashville, TN                     37211
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                  615-831-0888
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

     Title Of Each Class              Name Of Each Exchange On Which Registered
     -------------------              -----------------------------------------

Common Stock                                      Boston Stock Exchange
-------------------------------       ------------------------------------------

Warrants for Common Stock                         Boston Stock Exchange
-------------------------------       ------------------------------------------


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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.     $5,605,067
                                                               ----------------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act)
                               -------------------------------------------------
                     $628,912 at $0.23 as of March 1, 2002
--------------------------------------------------------------------------------
NOTE: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


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

        4,777,787 shares of Common Stock outstanding as of March 1, 2002
--------------------------------------------------------------------------------

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

Portions of the Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders to be held on April 18, 2002 are incorporated into Part III of this report.

Transitional Small Business Disclosure Format (check one):
     [ ] Yes   [X] No

KYZEN CORPORATION
INDEX


                                                                                                    Page No.
                                                                                                    --------
Part I

         Item 1.    Description of Business                                                            4

         Item 2.    Description of Property                                                            9

         Item 3.    Legal Proceedings                                                                  9

         Item 4.    Submission of Matters to a Vote of Security Holders                                9

Part II

         Item 5.    Market for Common Equity and Related Stockholder Matters                          10

         Item 6.    Management's Discussion and Analysis or Plan of Operation                         10

         Item 7.    Financial Statements                                                              15

                           Report of Independent Accountants - KPMG LLP                               16


                           Report of Independent Accountants - PricewaterhouseCoopers LLP             17

                           Balance Sheet as of December 31, 2001 and 2000                             18

                           Statements of Operations for the years ended
                               December 31, 2001 and 2000                                             19

                           Statements of Changes in Shareholders' Equity for the years
                               ended December 31, 2001 and 2000                                       20

                           Statements of Cash Flows for the years ended
                               December 31, 2001 and 2000                                             21

                           Notes to Financial Statements                                              22

         Item 8.    Changes in and Disagreements With Accountants on Accounting and
                      Financial Disclosure                                                            31


Part III

         Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                      Compliance With Section 16(a) of the Exchange Act                               32

         Item 10.   Executive Compensation                                                            32

         Item 11.   Security Ownership of Certain Beneficial Owners and Management and
                      Related Stockholder Matters                                                     32

         Item 12.   Certain Relationships and Related Transactions                                    32

         Item 13.   Exhibits and Reports on Form 8-K                                                  33

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

The Company was incorporated in Utah in 1990 and redomesticated under Tennessee law in 1999. The Company's headquarters are located at 430 Harding Industrial Dr., Nashville, TN 37211, where its telephone number is (615) 831-0888, and its fax number is (615) 831-0889.

HISTORY OF THE COMPANY

The Company was founded in 1990 with its initial focus on developing chemical products to replace chemicals that were to be banned under the Montreal Protocol (the "Protocol"). The Protocol called for a freeze in the production and consumption of ozone depleting products ("ODPs") by the year 2000 for developed countries and 2010 for developing countries. Over 90 nations, representing over 90% of the world's consumption of ODPs, were parties to the Protocol. The more than 90 nations agreed to accelerate the phase-out of production of ODPs to December 31, 1995 for developed countries and December 31, 2005 for developing countries. After the 1995 deadline, ODP products can still be bought, recycled and sold until the inventories are depleted.

Because industrial cleaning is one of the largest applications for ODPs, Kyzen was organized to develop chemical solutions and processes to replace ODPs used in the cleaning of electronic assemblies and precision metal components. Historically, materials such as chlorofluorocarbon 113 ("CFC-113") and 1,1,1, Trichloroethane ("Methyl Chloroform" or "Trich") were widely used in these applications. Today, no single replacement product has been found that has the broad applicability of the ODPs produced before 1995. The market for high technology cleaning has fragmented into smaller niche cleaning segments where specific products are developed to meet specialized market needs. This market continues to evolve as newer technology and miniaturization of products present more difficult cleaning challenges for manufacturers.

THE COMPANY'S TECHNOLOGY ROADMAP

The technology roadmap, which the Company developed in 2000 continued to serve as Kyzen's strategic plan during 2001. This roadmap helps to identify and focus the Company's products and resources to serve the niche markets within four areas (the "Technical Roads"). The Technical Roads are described in the table below:

-------------------------------------------------------------------------------------------------------------------
TECHNICAL ROAD           NICHE CLEANING APPLICATIONS                        KYZEN PRODUCTS USED
-------------------------------------------------------------------------------------------------------------------
ELECTRONIC ASSEMBLY      Through Hole and Surface Mount Circuit Boards;     Aquanox(R), Ionox(R), SynergyCCS(TM),
                         Screens, Misprints, Maintenance, Adhesives,        Lonox(TM), Cybersolv(R)
                         Lead Free Soldering Processes
-------------------------------------------------------------------------------------------------------------------
SEMICONDUCTORS           Wafers, Hybrids, Wafer Level Packaging, Flip       Ionox(R), Micronox(R), SynergyCCS(TM),
                         Chips, Lead Free Soldering Processes, Ball Grid    Optisolv(R), Cybersolv(R)
                         Arrays, Solder Bumps, Photoresist, Flat Panel
                         Displays
-------------------------------------------------------------------------------------------------------------------
AEROSPACE                Rocket Assemblies, Aircraft Parts, Metal Parts,    Ionox(R), Metalnox(R), Cybersolv(TM),
                         Aerospace Parts                                    Kryptonol(TM)
-------------------------------------------------------------------------------------------------------------------
OPTICS                   Lenses, Moulds, Glass, Lasers, Fiber Optics        Optisolv(R), Micronox(R), Cybersolv(R),
                                                                            Kryptonol(TM)
-------------------------------------------------------------------------------------------------------------------

KYZEN CORPORATION
PART I (CONTINUED)

ELECTRONIC ASSEMBLY. Historically, the core of the Company's business has been focused on the Electronic Assembly Technical Road, in which the Company provided cleaning products and processes to the electronic assembly industry. As discussed below under the "Competition" heading, the advent of no-clean soldering processes has reduced demand for the cleaning products and processes provided by the Company to assemblers of electronic components. This industry experienced a down cycle in 2001, evidenced by higher inventory levels and a reduction in demand that affected all levels of the supply chain. Despite the downturn in 2001, the segments of the electronic assembly market that require cleaning did not experience as great a reduction. The Company anticipates that demand for its products and processes in this Technical Road may increase in light of the trends towards miniaturization and the use of no- lead soldering techniques as discussed below.

SEMICONDUCTOR. In order to produce semi-conductor packages with faster clock speeds, manufacturers of semiconductors are increasing their use of wafer level packaging and flip chip technology. These technologies involve a soldering process, which matches our core electronic assembly cleaning expertise. As a result, the Company hopes to capitalize on its experience in the Electronic Assembly Technical Road to increase its share of the business within the Semiconductor Technical Road, which management believes to be a growing market. The Company made some gains in this market segment during 2001, in part based on a technology alliance with DuPont Fluoroproducts. Kyzen developed unique, branded products, employing our own and DuPont's technology, resulting in products that provided the necessary cleaning fluid properties for this demanding cleaning requirement.

OPTICS. In 1998, the Company began to provide cleaning products and processes to the optical industry. Initially, the Company focused on products and processes for cleaning ophthalmic lenses. We have expanded our focus to include industrial glass and plastic devices of many kinds, including new opto-electric devices required by our electronic assembly customers. The Company anticipates that it may have the opportunity to provide its products and services to manufacturers of industrial glass and other high volume optical surfaces as well as to producers of products that interact with light rather than electrons. While the optics market continues to represent a modest portion of our product mix, there were strong gains in 2001 which we expect to improve upon in the coming year.

AEROSPACE. The Company anticipates that the aerospace industry, including both civilian and military producers, represents a growing market for the Company's products and processes. In order to gain entry and participate in this industry, products must undergo rigorous testing to demonstrate cleaning ability and compatibility with aerospace materials. The Company's comprehensive product line of aqueous products has completed the industry standard performance and compliance testing. Additionally, field introductions have met with good results and solid customer acceptance. In 2001, the Company increased it Research and Development expense by hiring personnel experienced with military and industrial aerospace specifications. The Company also focused on the development of unique aerospace products with a documented conformance with industry specifications and guidelines. The Company does not plan to patent these products but will protect its proprietary technology by designing in such a way as to minimize the risk of reverse engineering.

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

The Company is constantly developing new cleaning chemistries and processes for all of the Technical Roads. Management of the Company believes that future product lines may also be obtained through acquisitions, marketing agreements or licensing agreements. In 1998, the Company entered into a licensing agreement with AlliedSignal, Inc. now known as Honeywell International Inc. ("Honeywell") and Hewlett Packard Company to sell and market a patented cleaning product jointly developed by both companies. In 1999, the Company entered into an exclusive agreement to sell and market Xolvone(R), a patented chemical developed by the DuPont Nylons Division. In 2001, the Company entered into an agreement to sell and market Vertrel(R), a patented chemical developed by the DuPont Fluoroproducts Division. These chemicals will be targeted by the Company into formulated products sold under the Company's own trademarks, such as Ionox, Aquanox, Cybersolv and Micronox. The primary application for these products is within the Semiconductor Technical Road, with additional applications in both the Aerospace and Electronic Assembly Technical Roads. The expiration or termination of any such agreements would not have a material adverse effect on the Company's financial condition or results of operations. The Company monitors the market place in an effort to identify potential acquisition candidates or licensors of cleaning technology and

KYZEN CORPORATION
PART I (CONTINUED)

products. The Company has not entered into any definitive agreement with such candidates or licensors, and there can be no assurance that any particular opportunity will materialize.

ENGINEERING SERVICES GROUP

The goal of Kyzen's Engineering Services Group is to enhance our customers' processes and eliminate obstacles preventing the implementation of Kyzen's chemical cleaning solutions. This group is responsible for developing, manufacturing and/or retrofitting process control and cleaning equipment. In addition, the group also builds and maintains equipment in Kyzen's Cleaning Applications and Evaluation Center, maintains existing customer processes pursuant to service contracts and manufactures peripheral items necessary to assist in the installation and implementation of our cleaning products. The group also utilizes the Company's extensive array of equipment in our Cleaning Applications and Evaluation Centers in Manchester, New Hampshire and Nashville, Tennessee to perform contract-cleaning services.

Process Control Systems ("PCS"). PCS is a fully integrated process tool based on the Company's proprietary technology that automatically samples and adjusts cleaning agent concentration to a specified level in a cleaning tank or machine. PCS also has the capability to automatically (1) monitor and maintain liquid levels, (2) pump cleaning products directly from the drum to the wash tank and
(3) fill the cleaning machine. The current PCS product line is designed to operate on a number of the Company's existing and developmental cleaning products. The Company's strategy is to further develop its technologies in the PCS area and use them to differentiate the Company's cleaning agents from its competitors'. The Company plans to pursue the manufacture and sale of its PCS product to potential customers in current markets and to continue to develop the PCS for new niche cleaning applications and for other chemical applications. Management believes the largest interest in the PCS product line will continue to be within the Semiconductor Technical Road.

COMPETITION

The precision cleaning industry underwent rapid change in the 1990's as companies searched for new technology to replace processes based on ODPs. The precision cleaning industry moved from a commodity market supplied by major chemical companies to a series of highly fragmented niche markets supplied by numerous focused specialty chemical companies. In the last four years, the Company's greatest competitive challenge has come not from direct competition but from industry changes. The largest change came from the advent of soldering technologies that do not require cleaning. These "No Clean" technologies dominate electronic assemblies produced worldwide and limit cleaning to those applications with more stringent reliability requirements. The second change was the emergence of contract manufacturers of electronic assemblies known as the Electronic Manufacturing Services ("EMS") industry. With the emergence of EMS, many original equipment manufacturers ("OEMs") have outsourced the production of their products to these contract manufacturers. The EMS industry, unlike the OEM business, is a commodity market and focuses on cost rather than reliability of end products. The end result is that many of the products produced by the EMS manufacturers are not cleaned, thereby slowly reducing the size of the cleaning market in the Electronic Assembly Technical Road. The third change came in 2001 when the rapid growth experienced by high technology businesses underwent a severe decline due to worldwide economic conditions. Industry sources indicate that manufacturing production in the electronics and semiconductor markets declined by 30 to 40 percent below levels in 2000.

Recent technology developments appear to be creating new opportunities for the Company in the Electronic Assembly and Semiconductor Technical Roads. The continued trend of miniaturization has made formerly acceptable contaminants unacceptable with the new service devices. Additionally, the desire to eliminate production steps and reduce size is leading to the development of a new type of device --flip chip-- and attachment technology known as "wafer level packaging." This emerging trend will require cleaning in many of the manufacturing steps. Environmental groups in various industrial nations are seeking the elimination of lead-based products. If legislation prohibiting or limiting the use of lead is enacted, management of the Company believes that "no lead" soldering technologies will create more cleaning opportunities than those that currently exist with lead-based soldering, particularly within the Electronic Assembly and Semiconductor Technical Roads.

Currently, the Company considers its most significant competitors to be the following companies: Petroferm(R), Church & Dwight, Valtech, Alpha Metals, Envirosense, Multicore, EKC Technology, Ashland Chemical, Brulin, 3M and Zestron/Dr. O.K. Wack Chemie. As the Company continues to expand its product offering, management believes new competitors will emerge as the Company moves to solve new technical challenges. Management believes the Company has a competitive advantage because the Company is one of a few companies that has as its primary source of revenue

KYZEN CORPORATION
PART I (CONTINUED)

the sale of high technology cleaning products. Management believes that the Company may also have a competitive advantage due to the Company's ability to leverage its core competencies though its agreements with technology partners, such as DuPont, and the Company's provision of cleaning data and information on environmentally sensitive cleaning processes to solder, flux and equipment suppliers.

DEPENDENCE ON SUPPLIERS AND OTHERS

The Company purchases its raw materials, components and finished machines from a variety of sources. Through its agreements with DuPont, the Company will be dependent on DuPont's Nylon and Fluoroproducts Divisions for the production of their unique chemicals. While the Company is generally not dependent on any one supplier for raw materials, components or finished products, it had historically relied on one domestic chemical producer for its supply of the non-linear alcohol used in many of the Company's cleaning formulations. In 2000, the Company became less reliant on this vendor as the Company obtained its non-linear alcohol from both domestic and international sources. There can be no assurance that any raw material or other components and systems utilized by the Company will continue to be available at reasonable prices in the volume required for the Company to meet its customers' orders.

PRODUCTION AND SUPPLY

The production of the Company's chemicals involves the blending of chemicals purchased from third-party suppliers in the open market. The Company's chemical raw materials are widely available from numerous sources with the exception of DuPont, as described above.

SALES AND PRODUCT DISTRIBUTION

Marketing. There are a number of precision cleaning market niches ranging in size from $1,000,000 to $50,000,000 in which management believes the Company should be able to establish and maintain a competitive advantage. The Company is now established in the Electronic Assembly Technical Road and has targeted Technical Roads in Optics, Semiconductors and Aerospace for expansion. The Company's focus on the cleaning market allows the Company's sales force to be committed to selling and servicing related product lines in a specialized market, as opposed to independent representative sales forces or distributors who are less focused due to demands from multiple product lines in multiple markets. However, as the Company diversifies its product offering, it is anticipated that it will utilize multiple channels to selected markets.

Cleaning Applications and Evaluation Centers. The Company currently operates comprehensive Cleaning Applications and Evaluation Centers in Manchester, New Hampshire and Nashville, Tennessee. A Cleaning Applications and Evaluation Center is a demonstration facility in which customers can view the effectiveness of the Company's cleaning technology in a risk-free environment. The Company believes it has the most comprehensive demonstration facilities in the industrial cleaning industry. The centers are used to expedite the sales cycle for Kyzen's chemical solutions, to accelerate the development of new cleaning products and to increase potential customers' exposure to Kyzen and its products.

Sales Force. One of the primary challenges facing the Company is selling its cleaning technologies to customers who have limited experience with cleaning agents and processes. Consequently, these sales often require long relationship building periods and considerable time for solving problems and testing processes and chemistry. To shorten the sales cycle, the Company has invested in the Cleaning Applications and Evaluation Centers described above, which allow new and existing customers to test and collect data on various cleaning products and processes. The Company's sales cycle for conversion to the Company's products typically ranges from three months to two years.

The Company currently sells its products through a direct regional sales force, complemented in certain geographic regions or market segments with manufacturer representatives or agents. The Company also uses sales engineers, chemists, application lab personnel and inside sales personnel in the Company's sales efforts depending on the customer application, sales volume potential and the status of the customer in testing, buying and/or implementing the cleaning chemical. The Company anticipates that as it diversifies its product offerings, it will expand its channels to market in selected segments. The Company delivers its product via common carrier.

CUSTOMERS

During the year ended December 31, 2001, no customer accounted for more than 10% of the Company's revenues. Management believes that the loss of any one customer would not have a material adverse effect on the Company's financial condition or results of operations.

KYZEN CORPORATION
PART I (CONTINUED)

PATENTS

The Company holds four patents for its chemical cleaning formulations in the United States. Two patents cover applications in the electronic area and two cover applications in the optical and semiconductor area. The Company has also obtained one patent for electronic applications in each of Mexico, China, Taiwan, Australia, Korea, Brazil, European Union and Japan. The two patents for electronic applications, which expire between 2009 and 2014, and pending international patents related to these two U.S. patents, are jointly owned by the Company and Delphi Automotive Systems ("Delphi," formerly Delco Electronics, a division of General Motors). Delphi has retained the right to use the chemistry developed under the patents and the Company has retained the right to market the patented formulations. Delphi is not entitled to receive royalties or license fees from the Company on the chemical cleaning products manufactured and sold by the Company. If the Company enters into a license or royalty arrangement for the patented formulations, the resulting license fee or royalties would be shared between the Company and Delphi.

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

The Company is also required to pay patent royalties to Bix Manufacturing Company, a shareholder of the Company. Royalties are based on 2% of revenues related to the patented chemistry and amounted to $41,100 in each of 2001 and 2000. The Company is currently settling its royalty obligation through consulting services performed by the Company. In addition, the Company also pays a royalty to Honeywell for the sale of products under a licensing arrangement with Honeywell. The royalty is based on a percentage of sales made by Kyzen under the agreement. In both 2000 and 2001, these royalty payments were less than $50,000.

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

RESEARCH AND DEVELOPMENT

The Company's research and development expenses in 2001 were $549,101 and in 2000 were $399,702. Research and development activities are expensed as incurred because the majority of the Company's research and development activities consist of developing technologically feasible products and processes for niche specific applications. Management expects that the Company will increase its research and development costs in the foreseeable future as the Company has retained the services of experienced chemists and formulators to focus on developing new products for the Aerospace and Semiconductor Technical Roads.

EMPLOYEES

As of December 31, 2001, the Company had 30 full-time employees and one part-time employee. The Company considers its employee relations to be satisfactory. The management of the Company believes the current staffing level is adequate to accomplish the necessary tasks for 2002, given historical growth levels of the Company. Higher growth rates, acquisitions or licensing of new product lines may require additional employees to properly staff increased sales, development and technical support functions. Management of the Company intends to hire additional personnel as they are required.

ENVIRONMENTAL, HEALTH AND SAFETY CONSIDERATIONS

The Company and its operations are subject to certain federal, state and local laws and regulations relating to the discharge of pollutants into the air and water, worker exposure to the chemical formulations manufactured and sold and established standards for the reuse, storage and disposal of hazardous wastes. The Company believes that its operations are in material compliance with current laws and regulations relating to such matters. The management of the Company estimates the current cost of compliance with environmental laws is less than $10,000 per year. The Company derives a

KYZEN CORPORATION
PART I (CONTINUED)

large portion of its revenue from the sale of blended products made from finished materials purchased from various chemical producers. These chemicals are periodically evaluated and/or re-evaluated by the third party chemical producers for potential adverse health effects resulting from exposure or overexposure.

ITEM 2.          DESCRIPTION OF PROPERTY

FACILITIES

The Company's headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a Cleaning Application and Evaluation Center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well-maintained industrial park. The Company also leases an approximately 7,425 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a Cleaning Application and Evaluation Center, Engineering Services Group manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company's needs for at least the next year.

The Company conducts its operations from these facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2000 and extended to May 2002. The lease for the Tennessee facility, which was schedule to terminate in February 2001, has been extended for a five-year term with an option to renew for an additional five years. As of December 31, 2001, future annual rental payments for the next five years are summarized as follows:

                2002                           $119,380
                2003                            107,180
                2004                            107,580
                2005                            111,980
                2006                              9,365

Total rent expense was $147,109 in 2001 and $136,882 in 2000. Included in rent expense for 2001 and 2000 is approximately $104,000 and $101,000, respectively, of rent paid to Charles Hawkins Company, whose pension plan is a shareholder of the Company.

The Company carries general property and casualty insurance in an amount management considers adequate.

ITEM 3.          LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and the Company is not aware of any proceedings contemplated by any party or governmental authority against the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2001.

KYZEN CORPORATION
PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock and Warrants to purchase Common Stock are quoted on the OTC Bulletin Board (symbols KYZN and KYZNW, respectively) and listed on the Boston Stock Exchange (symbols KYZN and KYZNW, respectively). In February 2000, the Company's securities were removed from the Nasdaq SmallCap Stock Market for failure to meet the requirements for minimum bid price. The following table provides the range of the high and low bid quotations (denominated in dollars or fractions thereof) for the Company's Warrants and Common Stock (on the Nasdaq SmallCap Stock Market prior to February 2000 and on the OTC Bulletin Board after February 2000) for each quarter within the last two fiscal years. The quotations reflect inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                              Warrants            Common Stock
                                            Dividends     High        Low       High        Low
                                            ---------     -----      -----     ------     ------
Quarter ended:    March 31, 2000                *         $3/32      $1/64     $27/32     $17/32
                  June 30, 2000                 *          5/64       1/32      27/32      19/32
                  September 30, 2000            *          3/32       1/32      23/32      13/32
                  December 31, 2000             *          3/32       1/64       9/16       7/32

                  March 31, 2001                *          0.04       0.02       0.48       0.22
                  June 30, 2001                 *          0.03       0.01       0.50       0.30
                  September 30, 2001            *          0.01      0.005       0.38       0.21
                  December 31, 2001             *          0.01      0.005       0.38       0.11

      * The Company historically has not paid dividends and does not expect to pay dividends in the foreseeable future. There were approximately 120 shareholders of record and approximately 900 beneficial shareholders of Common Stock on March 1, 2002.

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

Net sales for the year ended December 31, 2001 from all business activities decreased approximately 5% or $288,325 to $5,605,067, as compared to $5,893,392 for the year ended December 31, 2000. Net chemical sales during the same period decreased by 7%. These decreases reflect a much slower market for many customers in the electronic assembly industry corresponding with a general recessionary economic environment. Sales of equipment, processes and peripheral systems increased 41% during the year ended December 31, 2001 as compared to 2000, and as a percentage of net sales increased from 5% of net sales in 2000 to 7% in 2001. The Company's focus continues to be on chemical sales, but equipment sales have the potential to enhance future chemical sales.

Gross profit for the year ended December 31, 2001 decreased 10% or $330,227 to $2,888,604 as compared to $3,218,831 for the year ended December 31, 2000, reflecting the lower sales volume and a significant change in our sales mix, resulting in a higher percentage of products with lower gross margins being sold.

Selling, marketing, general and administrative expenses for the year ended December 31, 2001 decreased 11% or $336,842 to $2,620,963 as compared to $2,957,805 for the year ended December 31, 2000. This decrease reflects management's continuing effort to control costs in these areas. In addition, certain personnel changes, including reductions in personnel and redirection of individual efforts have contributed to this reduction.

Research and development expenses for the year ended December 31, 2001 increased 37% or $149,399 to $549,101 from $399,702 for the year ended December 31, 2000.
The Company incurred higher research and development expenses in 2001 as it invested time and personnel in accelerating the development of new products in the aerospace and semiconductor markets.

The operating loss for the year ended December 31, 2001 was $281,460, compared to an operating loss of $138,676 for the year ended December 31, 2000. This represents an increased loss of $142,784 or 103%. Kyzen has controlled selling, marketing, general and administrative expenses; however, the lower sales and related gross margins, the change in product mix and the increased research and development expenses caused this increased loss, much of which occurred in the first six months of 2001.

KYZEN CORPORATION
PART II (CONTINUED)

Total other income of $12,816 for the year ended December 31, 2001 compared to a total other income of $24,605 for the year ended December 31, 2000. This net decrease of $11,789 or 48% reflects the decreased amount of cash balances and lower interest rates during the last half of the year.

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

Gross profit for the year ended December 31, 2000 decreased 3% or $86,517 to $3,218,831 as compared to $3,305,348 for the year ended December 31, 1999 reflecting changes in our product sales mix.

Selling, marketing, general and administrative expenses for the year ended December 31, 2000 decreased 4% or $116,617 to $2,957,805 as compared to $3,074,422 for the year ended December 31, 1999. This decrease reflects the absence of expenses related to the implementation of the Company's Shareholder Rights Plan in 1999, and the expenses associated with the Company's redomestication from Utah to Tennessee, also during 1999. Contributing to the decrease is a continual effort by management to control costs in these areas while continuing to pursue customers in the Company's niche markets.

Research and development expenses for the year ended December 31, 2000 decreased 2% or $6,464 to $399,702 from $406,166 for the year ended December 31, 1999. As a percentage of sales, research and development expenses have remained constant at 7% of sales for both 2000 and 1999, reflecting the continued commitment by Kyzen to pursue new products and markets through research and development. The Company intends to have higher research and development expense in 2001 as the Company invests in accelerating development of new products in aerospace and semiconductor markets.

The operating loss for the year ended December 31, 2000 was $138,676, compared to a net loss of $175,240 for the year ended December 31, 1999. This represents a decrease of $36,564. This decrease is primarily a reflection of the decreased spending in selling, marketing, general and administrative expenses. With total sales up slightly for the year and the lower gross margins, the continued control of administrative spending and the absence of the non-recurring charges from 1999 have had a positive impact on operations.

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

ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted the provisions of this Statement effective January 1, 2000. As the Company has not engaged, and does not plan to engage, in derivative or hedging activities, adoption of SFAS No. 133 had no impact on the Company's financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. In the

KYZEN CORPORATION
PART II (CONTINUED)

opinion of management, the adoption of SFAS No. 143 will not have a material impact on the Company's financial statements.

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. In the opinion of management, the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

RECENT BUSINESS DEVELOPMENTS

Over the course of 2001, the economy of the United States, our largest market, fell into a recession. In particular, manufacturing, and especially electronic manufacturing, has been severely depressed, with manufacturing levels in 2001 reported by industry sources dropping as much as 30% to 40% below 2000 levels. The terrorist attack on the United States on September 11, 2001 likewise negatively impacted our customers and their manufacturing levels. Management is uncertain as to when the manufacturing and economic markets will return to year 2000 levels. As such, management took steps in mid-2001 to reduce expenses incurred from sales, marketing and general and administrative areas of the Company. Consistent with our strategic plan, we have continued to pursue new niche markets in our Technical Roads through the development of new products. Management believes that our single digit reduction in revenues in 2001 from 2000, given current economic conditions, is an indication of the success of our current strategic plan as outlined in our four Technical Roads. Management intends to continue to execute this strategic plan in the 2002.

FORWARD-LOOKING STATEMENTS

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words "anticipate," "estimate," "should," "expect," "believe," "intend" and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates and manufacturing output; business conditions as they affect manufacturers of chemical raw materials; trends toward miniaturization and the use of no-lead soldering techniques by assemblers of electronic components; growth within the Technical Road markets; the emergence of new competitors; the availability of raw materials and other components utilized; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the availability of new expansion and acquisition opportunities; changes in the financial condition, corporate strategy or technology of the Company's primary customers; and the ability of the Company to develop new competitive product lines or add product lines through acquisitions, marketing agreements or licensing agreements. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds have been the remaining proceeds from its initial public offering in 1995 and cash flow from operations. The Company's primary uses of funds are the funding of research and development of new product lines, purchase of capital equipment and sales and marketing activities.

KYZEN CORPORATION
PART II (CONTINUED)

As of December 31, 2001, the Company had working capital of $1,179,539, compared to $1,203,463 as of December 31, 2000, representing a decrease of $23,924. Decreases in short-term investments and other assets combined with an increase in accounts payable are primarily responsible for the decrease in working capital, which was partially offset by increases in cash and cash equivalents, accounts receivable and inventory and by a decrease in notes payable. The increase in accounts receivable was the result of strong sales during the last month of the year. The decrease in short-term investments was the result of reducing the time period for certain certificates of deposit from six months to three months, resulting in the value of these certificates of deposit being reported as cash and cash equivalents. The notes payable were paid off using a portion of the proceeds from the short-term investments.

Cash used by operations was $25,184 for the year ended December 31, 2001, a net decrease of $27,438 from $52,622 of cash used by operations for the year ended December 31, 2000. This decreased use of cash was the result of increases in accounts receivable and inventory and a higher net loss which were offset by decreases in other current assets and interest receivable from related parties combined with an increase in accounts payable and accrued expenses.

Cash provided by investing activities of $215,873 for the year ended December 31, 2001, represented an increase of $625,641 as compared to cash used by investing activities for the year ended December 31, 2000 of $409,768. This increase was primarily the result of the sale of certain short-term investments made in 2000 and repayment of a $100,000 loan from a shareholder made in 2000.

Capital expenditures for the year ended December 31, 2001 decreased 37% to $46,180 from $72,946 for the year ended December 31, 2000. This decrease of $26,766 reflects control over capital spending as well as the more effective use of capital assets that were available. Capital expenditures for patents decreased for the year ended December 31, 2001 to $7,947 from $36,822 for the year ended December 31, 2000. The Company continues to pursue and protect its patent rights where appropriate.

Cash flows from financing activities represents payments by the Company of notes payable totaling $100,000 in 2001 and proceeds from the issuance of a $100,000 note payable by the Company in 2000.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances together with projected cash flows from operations will be sufficient to satisfy its contemplated cash requirements through at least December 31, 2002. The Company's cash requirements for the year 2002 and beyond will depend primarily upon the level of sales of chemical products, product development, product procurement, sales and marketing expenditures, timing of potential acquisitions and capital expenditures. If the Company's plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, deterioration of customer base, financial condition or otherwise), the Company may have to seek financing from public or private debt and equity markets. There can be no assurance; however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company's ability to obtain financing. There can be no assurance that the Company will be able to obtain credit facilities on favorable terms if financing of the Company's cash requirements becomes necessary. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company's growth strategy, which would create additional financing needs for the Company.

INTERNATIONAL TRADE DEVELOPMENTS

In 1998, manufacturers in the Peoples Republic of China became significant suppliers of the Company. In 2001, the Company imported approximately 35% of its raw material purchases from foreign sources, the largest being China. The Company continues to rely on this foreign source and is not aware of any changes in international legislation that would have any affect on this supply.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Kyzen's significant accounting policies are described in Note 1 in the Notes to Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgements or estimates. Management considers the following to be critical:

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, not exceeding 20 years. Patent costs are reviewed for impairment whenever events or changes in circumstances indicate that the

KYZEN CORPORATION
PART II (CONTINUED)

carrying amount of the assets may not be recoverable. Management relies on sales estimates of patented products to evaluate impairment of patents. If such sales estimates are not attained, there could be future impairment of the patents. If a pending patent is not approved, the remaining net book value is written off.

KYZEN CORPORATION
PART II (CONTINUED)


ITEM 7.          FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Report of Independent Accountants - KPMG LLP                                                          16

Report of Independent Accountants - PricewaterhouseCoopers LLP                                        17

Balance Sheets as of December 31, 2001 and 2000                                                       18

Statements of Operations for the years ended December 31, 2001 and 2000                               19

Statements of Changes in Shareholders' Equity for the years ended December 31, 2001 and 2000          20

Statements of Cash Flows for the years ended December 31, 2001 and 2000                               21

Notes to Financial Statements                                                                         22

                          Independent Auditors' Report

The Board of Directors
and Shareholders of
Kyzen Corporation:

We have audited the accompanying balance sheet of Kyzen Corporation as of December 31, 2001, and the related statements of operations, changes in shareholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kyzen Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

Nashville, Tennessee
January 18, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Kyzen Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Kyzen Corporation at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP
Nashville, Tennessee
February 9, 2001

KYZEN CORPORATION
BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                         2001              2000
                                                                      -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents                                        $   317,338       $   226,649
     Short-term investments                                                    --           200,000
     Accounts receivable, net of allowance for doubtful accounts
         of $11,616 in 2001, and $10,527 in 2000                          919,650           836,545
     Note receivable from related party                                    30,000                --
     Inventory                                                            457,437           431,919
     Other                                                                 60,353            73,122
                                                                      -----------       -----------
         Total current assets                                           1,784,778         1,768,235

Property and equipment, net                                               352,291           483,445
Patents, net                                                              216,469           228,285
Interest receivable from related parties                                       --             1,750
                                                                      -----------       -----------
         Total assets                                                 $ 2,353,538       $ 2,481,715
                                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable, current                                           $        --       $   100,000
     Accounts payable and accrued expenses                                598,802           462,641
     Accounts payable to related parties                                    6,437             2,131
                                                                      -----------       -----------
         Total current liabilities                                        605,239           564,772

Commitments and contingencies (Note 10) Shareholders' equity:
     Preferred Stock, $0.01 par value; 10,000,000 shares
         authorized, no shares issued or outstanding in 2001 and
         2000; 100,000 Designated Series A Junior Participating
         Preferred Stock                                                       --                --
     Common Stock, $0.01 par value; 40,000,000 shares
         authorized, 4,777,787 shares issued and outstanding in
         2001 and 2000                                                     47,778            47,778
     Additional paid-in capital                                         5,302,404         5,202,404
     Accumulated deficit                                               (3,601,883)       (3,333,239)
                                                                      -----------       -----------
         Total shareholders' equity                                     1,748,299         1,916,943
                                                                      -----------       -----------
         Total liabilities and shareholders' equity                   $ 2,353,538       $ 2,481,715
                                                                      ===========       ===========










    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
STATEMENTS OF OPERATIONS

                                                                            FOR THE YEARS ENDED
                                                                                 DECEMBER 31,

                                                                            2001              2000
                                                                        -----------       -----------
  Net sales                                                             $ 5,605,067       $ 5,893,392

  Cost of sales                                                           2,716,463         2,674,561
                                                                        -----------       -----------
  Gross profit                                                            2,888,604         3,218,831

  Operating costs and expenses:

           Selling, marketing, general and administrative expenses        2,620,963         2,957,805

           Research and development expenses                                549,101           399,702
                                                                        -----------       -----------
                    Total operating expenses                              3,170,064         3,357,507
                                                                        -----------       -----------

                    Operating loss                                         (281,460)         (138,676)

  Other income (expense):

           Interest income                                                   15,540            26,925

           Interest expense                                                  (2,724)           (2,320)
                                                                        -----------       -----------
                    Total other income                                       12,816            24,605
                                                                        -----------       -----------
  Net loss                                                              $  (268,644)      $  (114,071)
                                                                        ===========       ===========


           Net loss per share - basic                                   $     (0.06)      $     (0.02)
                                                                        ===========       ===========

           Net loss per share - diluted                                 $     (0.06)      $     (0.02)
                                                                        ===========       ===========

           Weighted average shares outstanding
                    - basic                                               4,777,787         4,787,471
                                                                        ===========       ===========

           Weighted average shares outstanding
                    - diluted                                             4,777,787         4,787,471
                                                                        ===========       ===========







    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                               ADDITIONAL
                                       COMMON STOCK             PAID-IN         ACCUMULATED
                                    SHARES        AMOUNT        CAPITAL           DEFICIT           TOTAL
                                  ---------      --------      -----------      -----------      -----------
Balance at December 31, 1999      5,100,114      $ 51,001      $ 5,299,181      $(3,219,168)     $ 2,131,014

Cancellation of shares from
Officer's notes receivable         (322,327)       (3,223)           3,223               --               --

Loan to shareholder                      --            --         (100,000)              --         (100,000)

Net Loss                                 --            --               --         (114,071)        (114,071)
                                  ---------      --------      -----------      -----------      -----------
Balance at December 31, 2000      4,777,787        47,778        5,202,404       (3,333,239)       1,916,943

Payment of shareholder loan              --            --          100,000               --          100,000

Net Loss                                 --            --               --         (268,644)        (268,644)
                                  ---------      --------      -----------      -----------      -----------
Balance at December 31, 2001      4,777,787      $ 47,778      $ 5,302,404      $(3,601,883)     $ 1,748,299
                                  =========      ========      ===========      ===========      ===========





















    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
STATEMENTS OF CASH FLOWS

                                                                               FOR THE YEARS ENDED
                                                                                   DECEMBER 31,
                                                                                2001          2000
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(268,644)     $(114,071)
         Depreciation and amortization                                         197,097        281,623
         Adjustments to reconcile net loss to net cash used in operating activities:
         Increase in accounts receivable                                       (83,105)      (185,906)
         (Increase) decrease in inventory                                      (25,518)        13,519
         Decrease (increase)  in other current assets                           12,769         (3,517)
         Decrease (increase) in interest receivable from related parties         1,750         (1,750)
         Increase (decrease) in accounts payable and accrued expenses          140,467        (42,520)
                                                                             ---------      ---------
                  Net cash used in operating activities                        (25,184)       (52,622)
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                             --       (200,000)
     Maturity of short-term investments                                        200,000             --
     Purchase of fixed assets                                                  (46,180)       (72,946)
     Purchase of patent rights and related expenditures                         (7,947)       (36,822)
     Note receivable from related party                                        (30,000)            --
     Issuance of loan to major shareholder                                          --       (100,000)
     Payment of loan from major shareholder                                    100,000             --
                                                                             ---------      ---------
                  Net cash provided by (used in) investing activities          215,873       (409,768)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long term debt                                       --        100,000
     Payments of long term debt                                               (100,000)            --
                                                                             ---------      ---------

                  Net cash (used in) provided by financing activities         (100,000)       100,000
                                                                             ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            90,689       (362,390)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 226,649        589,039
                                                                             ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 317,338      $ 226,649
                                                                             =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash used for interest payments was $2,724 in 2001 and $2,320 in 2000. The Company paid no income taxes in 2001 or 2000.




    The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE 1  -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Kyzen Corporation ("Kyzen" or the "Company") was incorporated under the laws of the State of Utah on March 9, 1990. On May 26, 1999, the Company reincorporated under the laws of Tennessee. Kyzen was formed to develop environmentally safe chemical solutions to replace ozone-depleting chlorinated solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company's chemical solutions. Sales of such equipment and maintenance services totaled less than 10% of net sales in both 2001 and 2000. Typically, these products are sold as separate items and are integrated into a cleaning process by the customer, or by the Company as part of a contract service. The Company's operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company's operations are conducted within one reportable business segment. Sales to customers outside the United States totaled $779,598 in 2001 and $982,610 in 2000, representing approximately 14% of net sales in 2001 and 17% of net sales in 2000. No individual customer or foreign country accounted for more than 10% of the Company's revenue in 2001 or 2000.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers investment securities with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

Short-term investments consist primarily of investment grade commercial paper, direct obligations of the U.S. government and its agencies and other short-term investment funds. The Company has no derivative instruments. The Company has classified all of its investments in debt and equity securities as available for sale. The Company records its investments at fair value and recognizes unrealized holding gains and losses in earnings. Unrealized gains and losses recognized in earnings during 2001 were not significant. Fair value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined and recognized on the specific security at the trade date. The short-term investment at December 31, 2000 consisted of certificates of deposit.

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

PATENT COSTS

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are recorded and amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, which range from 17 to 20 years. If a pending patent is not approved, the remaining net book value is written off. There were no patents pending at December 31, 2001. Accumulated amortization was $119,722 and $99,959 at December 31, 2001 and 2000, respectively.

IMPAIRMENT OF VALUE

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows before consideration of interest expense. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

BUSINESS CONCENTRATIONS

The Company purchases its raw materials, components and finished machines from a variety of sources. Through its agreements with certain third parties, the Company will be dependent on those parties for the production of their unique chemicals.

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

ADVERTISING COSTS

Costs incurred for producing and communicating advertising are expensed in the period incurred and totaled $76,453 in 2001 and $163,462 in 2000.

RESEARCH AND DEVELOPMENT COSTS

The Company is involved in research and development activities relating to new product development and new uses for its chemicals. The Company expenses research and development costs as incurred.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

COMPREHENSIVE INCOME

The Company did not have any components of comprehensive income other than net loss in 2001 and 2000.

EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net loss by the weighted average number of shares outstanding. Because the Company incurred net losses in 2001 and 2000, the effect of common stock options and warrants were not included in the computation of diluted earnings per share as such effect was anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying values of cash, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. In the opinion of management, the adoption of SFAS No. 143 will not have a material impact on the Company's financial statements.

In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002. In the opinion of management, the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

NOTE 2  -  NOTES RECEIVABLE

During 1999, certain key executives of the Company exercised options to purchase 93,333 shares of the Company's common stock by executing non-recourse promissory notes payable to the Company. At December 31, 2001 and 2000, the notes totaled $17,500 and are reflected as a reduction in additional paid-in capital. The notes bear interest at 5% per year and are secured by the Company's common stock held by such employees. The interest income is being withheld from the applicable executives' paychecks.

On November 1, 2000, the Company entered into a $100,000 short-term promissory note with a major shareholder. The note bears interest at prime plus 1% and is secured by 350,000 shares of the Company's common stock held by the shareholder. Due to the uncertain nature of the shareholder's intent to repay the loan, as evidenced by his failure to repay the loan on the original maturity date, the note was reflected as a reduction of shareholders' equity. All principal and interest was paid during April 2001.

During 2001, the Company entered into a short-term loan of $30,000 with Michael
L. Bixenman, Chairman of the Company for the purchase of Kyzen Common Stock from another shareholder. This loan bears interest at a rate of 9% per year and has a maturity date of April 2002. Interest is received via automatic payroll deductions on a monthly basis. This loan is secured by 200,000 shares of the Company's Common Stock.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE 3  -  INVENTORY

Inventory consists of the following:

                                           DECEMBER 31,
                                        2001         2000
                                      --------     --------
Raw materials                         $341,557     $274,883
Work in process                          1,705        1,705
Finished goods                         114,175      155,331
                                      --------     --------
                                      $457,437     $431,919
                                      ========     ========

NOTE 4  -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                             DECEMBER 31,
                                        2001             2000
                                     -----------      -----------
Manufacturing equipment              $   663,529      $   631,073
Office furniture and fixtures            474,933          461,209
Demonstration equipment                  413,614          413,614
Leasehold improvements                   278,231          278,231
                                     -----------      -----------

                                       1,830,307        1,784,127
Less-accumulated depreciation         (1,478,016)      (1,300,682)
                                     -----------      -----------
                                     $   352,291      $   483,445
                                     ===========      ===========

Depreciation expense totaled $177,334 in 2001 and $263,047 in 2000.

NOTE 5  -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                 DECEMBER 31,
                                              2001         2000
                                            --------     --------
Accounts payable                            $430,826     $267,795
Salaries, wages and commissions               13,404       24,024
Other accrued expenses                       154,572      170,822
                                            --------     --------
                                            $598,802     $462,641
                                            ========     ========

NOTE 6  -  NOTES PAYABLE

During the fourth quarter of 2000, the Company entered into a line of credit permitting maximum borrowings of $200,000 with a bank. This line of credit had a maturity date of April 30, 2001. Money borrowed by the Company pursuant to the line of credit incurred interest at a rate of 7.95%. The obligation to repay any money borrowed pursuant to the line of credit was secured by $200,000 of short-term investments with the same maturity date, earning interest at 5.95%. The Company borrowed $100,000 under this credit line during the fourth quarter of 2000. The Company repaid this obligation during the second quarter of 2001 and has not reentered into such an arrangement.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE 7  -  CAPITAL STOCK

COMMON STOCK

In April 1999, the shareholders of the Company approved an amendment to the Charter to change the capital structure of the Company. Under the amended structure, the Company is authorized to issue up to 40,000,000 shares of common stock, $.01 par value per share (the "Common Stock").

WARRANTS

In conjunction with its initial public offering in 1995, the Company issued warrants to purchase 1,650,000 shares of Common Stock at an exercise price of $5.00 per share. The warrants are exercisable from February 4, 1996 through August 4, 2002. The warrants are subject to redemption at the Company's option at $0.05 per warrant at any time on thirty days, prior written notice, provided that the closing price or the closing bid quotation for the Common Stock has equaled or exceeded $7.50 for ten trading days. All warrants remained outstanding at December 31, 2001.

PREFERRED STOCK

Under its amended capital structure, the Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The terms of any Preferred Stock to be authorized, including dividend rates, conversion prices, voting rights, redemption prices, and similar matters, will be determined by the Board of Directors. As of December 31, 2001, there were no shares of preferred stock issued or outstanding.

STOCK PURCHASE RIGHT

On January 15, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock, to holders of record at the close of business on January 15, 1999. Each Right will entitle the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-hundredth (0.01) of a share of Series A Junior Participating Preferred Stock at a purchase price of $5.00 per Right, subject to adjustment. The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by a majority of the Board of Directors. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Company's Board of Directors.

The Rights attach to all certificates representing outstanding shares of Company common stock, and no separate certificates in respect of the Rights will be distributed. The Rights will separate from the common stock, and will be distributed, upon the earlier of (i) 10 days following a public announcement (the date of such announcement being the "Shares Acquisition Date") that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Shares, excluding certain specified persons (such person or group being an "Acquiring Person"), or (ii) 10 business days (or such later date as may be determined by the Board of Directors) following the commencement of, or an announcement of an intention to commence, a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person (the earlier of (i) and (ii) being the "Distribution Date"). Until the Distribution Date, (i) the Rights will be evidenced by the Common Share certificates and will be transferred with and only with such certificates, (ii) new Common Share certificates will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Shares outstanding will also constitute the transfer of the Rights associated with the Common Shares represented by such certificates. In the event that any person becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, the number of Common Shares (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price.

The Rights are not exercisable until distributed and will expire at the close of business on January 15, 2009 unless earlier redeemed or extended by the Company.

In the event that, after such time as a person becomes an Acquiring Person: (i) the Company engages in a merger or business combination transaction in which the Company is not the surviving corporation; (ii) the Company engages in a merger or business combination transaction in which the Company is the surviving corporation and the Common Shares of the Company are changed or exchanged; or
(iii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise of the Right, the number of common stock of the acquiring company having a value equal to two times the Purchase Price. The Board of Directors may redeem the Rights in whole, but not in part, at a

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

price of $.001 per Right, payable, at the election of the Board of Directors, in cash or shares of Company common stock. Until a Right is exercised, the holder will have no rights as a shareholder.

A total of 100,000 Preferred Shares are initially reserved for issuance upon exercise of the Rights, subject to adjustment.

STOCK OPTIONS

The Company has an incentive stock option plan. Under this plan, officers, directors and other key employees of the Company may be granted options, each of which allows for the purchase of shares of the Company's Common Stock. The per share exercise price of the options granted under the plan is equal to the estimated fair value of the Common Stock on such date as determined by the Board of Directors, except for options granted to 10% or greater shareholders for which the per share exercise price is 110% of the estimated fair value. Under the plan, the Company has reserved 600,000 shares of Common Stock for issuance upon exercise of the options. The stock options have terms of five to ten years from the date of the grant and vest ratably over a three-year period, except for options granted to directors, which vest immediately upon grant. On November 23, 2000, a total of 250,000 non-qualified options, which had been granted to Institutional Equity Corporation (formerly Redstone Securities) at exercise prices ranging from $0.50 to $3.00 as compensation for future financial advisory services, expired without exercise. The Company recorded $5,794 of consulting expenses in 1999 associated with the option grant.

During 2000, the Company granted options to key employees to purchase 30,000 shares of the Company's Common Stock at exercise prices ranging from $0.41 to $0.69. There were 59,300 stock options granted in prior years to certain former employees that expired due to the cessation of employment by these individuals.

During 2001, the Company granted options to directors to purchase 15,000 shares of the Company's Common Stock at an exercise price of $0.50.

In accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation," the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation costs for options issued to employees and directors. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                     2001           2000
                                                                  ---------       ---------

     Net loss, reported                                           $(268,644)      $(114,071)
     Net loss, pro forma                                           (290,839)       (150,239)
     Net loss, per share reported (basic and diluted)                 (0.06)          (0.02)
     Net loss per share, pro forma (basic and diluted)                (0.06)          (0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

                                                                  2001              2000
                                                               ----------        ----------
     Expected dividend yield                                       0%                0%
     Expected stock price volatility                             99.3%              94.4%
     Risk-free interest rate                                     5.15%              5.15%
     Expected life of options                                  1-10 years        1-10 years

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

The weighted average fair value at date of grant for options granted during 2001 and 2000 was $0.78 and $0.54 per option, respectively.

Stock option transactions were as follows:

                                                           WEIGHTED AVERAGE
                                     NUMBER OF SHARES       EXERCISE PRICE
                                     ----------------      ----------------
OUTSTANDING, DECEMBER 31, 1999           781,050              $   2.15
Granted                                   30,000                  0.55
Exercised                                     --                    --
Forfeited                               (309,300)                 1.62
                                        --------              --------
OUTSTANDING, DECEMBER 31, 2000           501,750                  2.38
Granted                                   15,000                  0.50
Exercised                                     --                    --
Forfeited                                (19,167)                 1.84
                                        --------              --------
OUTSTANDING, DECEMBER 31, 2001           497,583              $   2.34
                                        ========              ========

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                        OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
---------------------------------------------------------------------            -----------------------------
                                   WEIGHTED AVERAGE         WEIGHTED
     RANGE OF                         REMAINING              AVERAGE                              WEIGHTED
     EXERCISE           NUMBER     CONTRACTUAL LIFE         EXERCISE               NUMBER          AVERAGE
      PRICES         OUTSTANDING       (YEARS)                PRICE              EXERCISABLE    EXERCISE PRICE
---------------------------------------------------------------------            -----------    --------------
  $0.50 - 0.75         102,100           7.9                  $0.65                 92,714          $0.67
   1.00 - 1.38          45,800           6.5                   1.31                 45,400           1.31
   1.69 - 1.86          56,300           5.7                   1.81                 56,300           1.81
   2.81 - 3.99         292,883           2.7                   3.19                292,883           3.19
       4.50                500           2.0                   4.50                    500           4.50
                       -------                                                     -------
                       497,583                                                     487,797
                       =======                                                     =======

NOTE 8  -  RETIREMENT PLAN

The Company implemented the Kyzen Corporation 401(k) Retirement Plan (the "Plan") in 1997. Employees become eligible to participate in the Plan after 90 days of their initial employment. Employees may contribute as little as 1% or up to 20% of their salary to the Plan. The Company pays all expenses of the Plan and matches employee contributions on a discretionary basis in such amounts as are determined by the Company's Board of Directors. Matches of employee contributions are available to the employee based on a six year vesting schedule that is prorated at different percentages for each year vested. The Company did not match or make other contributions to the Plan during 2001 or 2000. The Plan expense for 2001 and 2000 was $1,439 and $3,071, respectively.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE 9  -  INCOME TAXES

The Company did not record a provision for income taxes in 2001 or 2000 due to the Company's net losses in both years. A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes is as follows:

                                                                        DECEMBER 31,
                                                                    2001           2000
                                                                  ---------      --------
Income tax benefit at statutory rate                              $ (91,339)     $(38,784)
State income taxes, net of federal tax provision                     (4,308)       (4,517)
Research and development credit, net of federal tax provision       (27,102)      (30,764)
Other                                                               (43,179)       16,164
Change in valuation allowance                                       165,928        57,901
                                                                  ---------      --------
Total income tax provision                                        $      --      $     --
                                                                  =========      ========

Significant components of the Company's deferred tax assets at December 31, 2001 and 2000 are as follows:

                                                                  DECEMBER 31,
                                                              2001            2000
                                                          -----------      -----------
Federal and state net operating loss carryforwards        $   892,159      $   767,381
Research and development credits                              243,818          202,754
Other                                                          41,402           41,316
                                                          -----------      -----------
Deferred tax assets                                         1,177,379        1,011,451
Valuation allowance                                        (1,177,379)      (1,011,451)
                                                          -----------      -----------
Net deferred tax assets                                   $        --      $        --
                                                          ===========      ===========

At December 31, 2001, the Company had net operating loss carryforwards available to reduce future Federal taxable income of approximately $2,342,850. The carryforwards expire between 2007 and 2021. The Company has provided a valuation allowance for the entire balance of its deferred tax assets, including its net operating loss carryforwards, due to the uncertainty of future realization.

NOTE 10  -  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company conducts its operations from facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2000 and extended to May 2002. The lease for the Tennessee facility, which was scheduled to terminate in February 2001, has been extended for a five-year term with an option to renew for an additional five years. As of December 31, 2001, future annual rental payments for the next five years are summarized as follows:

                      2002                     $119,380
                      2003                      107,180
                      2004                      107,580
                      2005                      111,980
                      2006                        9,365

Total rent expense was $147,109 in 2001 and $136,882 in 2000. Included in rent expense for 2001 and 2000 is approximately $104,000 and $101,000, respectively, of rent paid to Charles Hawkins Company, whose pension plan is a shareholder of the Company.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

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

ROYALTY AGREEMENTS

The Company is also required to pay royalties to Bix, a shareholder of the Company. Royalties are based on 2% of revenues related to the patented chemistry, and amounted to $41,100 in both 2001 and 2000. The Company is currently settling its royalty obligation through consulting services performed by the Company. In addition, the Company also pays a royalty to Honeywell International, Inc. (formerly AlliedSignal) for the sale of products under a licensing arrangement made with Honeywell. The royalty is based on a percentage of sales made by Kyzen under the agreement. In 2001 and 2000, these royalty payments were less than $50,000.

EMPLOYMENT AGREEMENTS

Certain officers and key employees are party to an employment agreement that provides that if the employee is terminated upon a change of control, the employee shall immediately be paid, among other things, all accrued compensation to the date of termination. For the remainder of the existing employment term and for a period of two years thereafter, the employee shall be entitled to receive semi-monthly severance payments equal to salary payment which would otherwise have been paid to the employee.

NOTE 11  -  RELATED PARTY TRANSACTIONS

The Company purchased approximately $137,000 and $172,000 of advertising, investor relations, and transportation services from, and paid rent to, shareholders in 2001 and 2000, respectively. The Company received payment from a shareholder during the second quarter of 2001 in the amount of $100,000 plus interest from a note issued to this shareholder in November 2000 and extended to April 2001. The shareholder had pledged 350,000 shares of the Company Common Stock as collateral for this note. These shares were returned to the shareholder. Also see notes 2 and 10.

KYZEN CORPORATION
PART II (CONTINUED)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 29, 2001, the Board of Directors of the Company, based on the recommendations of management and the Audit Committee, approved the dismissal of PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") and the engagement of KPMG LLP ("KPMG") as the Company's independent public accountants effective November 2001, following the closing of the Nashville office of PricewaterhouseCoopers. KPMG audited the Company's financial statements for the year ended December 31, 2001. The Company's financial statements for the year ended December 31, 2000 were audited by PricewaterhouseCoopers.

During the past two fiscal years, there were no disagreements between the Company and KPMG or PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG or PricewaterhouseCoopers, would have caused KPMG or PricewaterhouseCoopers to make reference to the subject matter of the disagreement in connection with its report. Neither KPMG nor PricewaterhouseCoopers has, in either of the preceding two fiscal years, issued an adverse opinion or disclaimer of opinion with respect to the Company's financial statements or qualified or modified their opinions as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and during the fiscal year prior to their engagement as the Company's independent accountants, the Company did not consult with KPMG regarding accounting or reporting issues. PricewaterhouseCoopers submitted a letter dated November 2, 2001 addressed to the Securities and Exchange Commission regarding the Company's change in independent accountants which was filed as an exhibit to the Company's current report on Form 8-K dated November 2, 2001 and has been incorporated by reference into the exhibits filed with this annual report.

KYZEN CORPORATION
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2002.

ITEM 10.   EXECUTIVE COMPENSATION

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2002.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2002.

KYZEN CORPORATION
PART III (CONTINUED)

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT NO.                                DESCRIPTION
     -----------                                -----------
     Exhibit 3.1           Registrant's Charter (6)
     Exhibit 3.2           Amended Bylaws of Registrant (6)
     Exhibit 4.1           Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson
                           Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities, dated
                           August 3, 1995 (1)
     Exhibit 4.5           Specimen of Common Stock Certificate (7)
     Exhibit 4.6           Specimen of Warrant Certificate (7)
     Exhibit 4.7           Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American
                           Stock Transfer & Trust (4)
     Exhibit 10.1          Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant's headquarters and chemical manufacturing facilities (1)
     Exhibit 10.3          Employee Agreements, dated January 1, 1994 with officers and key employees of
                           Registrant (1)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit 10.4          1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and
                           Exercise Notice and Agreement (1)
     Exhibit 10.5          First Amendment to the 1994 Employee Stock Option Plan* (1)
     Exhibit 10.7          Purchase Agreement, dated May 1, 1990, between Bix Manufacturing Company, Inc. and
                           Registrant (1)
     Exhibit 10.8          Technology Exchange Agreement, dated December 17, 1993, between Bix Manufacturing
                           Company, Inc. and Registrant (1)
     Exhibit 10.20         Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust
                           Company (1)
     Exhibit 10.21         Reassignment of Patents to Bix Manufacturing Company, Inc. (1)
     Exhibit 10.24         Lease Agreement, dated April 25, 1995, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities (2)
     Exhibit 10.30         Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock
                           Transfer & Trust (4)
     Exhibit 10.31         Form of Amendment No. 1 to Employment Agreements with certain officers of the
                           Company: (5)
                                    (a)      Kyle J. Doyel*
                                    (b)      Michael L. Bixenman*
                                    (c)      Thomas M. Forsythe*
     Exhibit 10.33         Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant's Nashville, TN
                           headquarters and chemical manufacturing facilities (9)
     Exhibit 10.34         Amended Lease Agreement, dated May 2, 2000, between Five-Forty North Associates, a partnership, and the Registrant for Registrant's offices, demonstration facility, and equipment manufacturing facilities (9)
     Exhibit 16.1          Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant (8)
     Exhibit 23.1          Consent of PricewaterhouseCoopers LLP
     Exhibit 23.2          Consent of KPMG LLP


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

        (8) Filed as an exhibit to the Company's current report on Form 8-K dated November 2, 2001, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

        (9) Filed as an exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b)  Reports on Form 8-K

     On November 2, 2001, the Company filed a report on Form 8-K regarding the dismissal of PricewaterhouseCoopers and the engagement of KPMG as the Company's independent accountants effective November 2001, following the closing of the Nashville office of PricewaterhouseCoopers.

KYZEN CORPORATION
PART III (CONTINUED)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                        Kyzen Corporation
             -------------------------------------------------------------------


By       /s/  Kyle J. Doyel
  ----------------------------------------------------------------------------
         Kyle J. Doyel, President, CEO (Principal Executive Officer), Director

Date:    March 29, 2002
     -------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/  Michael L. Bixenman
  --------------------------------------------------------------
         Michael L. Bixenman, Chairman, Vice President, Director

Date:    March 29, 2002
     -------------------------------


By       /s/  Kyle J. Doyel
  ----------------------------------------------------------------------------
         Kyle J. Doyel, President, CEO (Principal Executive Officer), Director

Date:    March 29, 2002
     -------------------------------


By       /s/  Thomas M. Forsythe
  --------------------------------------------------------------------------
         Thomas M. Forsythe, Vice President, Treasurer (Principal Accounting Officer and Principal Financial Officer), Director

Date:    March 29, 2002
     -------------------------------


By       /s/  John A. Davis III
  ---------------------------------------------------------------------
         John A. Davis III, Director

Date:    March 29, 2002
     -------------------------------


By       /s/  James R. Gordon
  ---------------------------------------------------------------------
         James R. Gordon, Director

Date:    March 29, 2002
     -------------------------------


By       /s/  Janet Korte Baker
  ---------------------------------------------------------------------
         Janet Korte Baker, Director

Date:    March 29, 2002
     -------------------------------