Form 10QSB
period 2002-03-31
KYZEN CORP
filed 2002-05-14
CIK 944727

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                      March 31, 2002

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

4,777,787 shares of Common Stock, $0.01 par value per share, outstanding as of May 3, 2002

     Transitional Small Business Disclosure Format (Check one): [  ] Yes     [X] No

KYZEN CORPORATION

Part I. Financial Information
Item 1. Financial Statements

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$247,345	$317,338

Accounts receivable, net of allowance for doubtful accounts of $11,738 in 2002 and $11,616 in 2001	936,596	919,650

Note receivable from related party	30,000	30,000

Inventory	401,267	457,437

Other current assets	76,831	60,353

Total current assets	1,692,039	1,784,778

Property and equipment, net	321,871	352,291

Patents, net	212,300	216,469

Total assets	$2,226,210	$2,353,538

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	471,874	598,802

Accounts payable to related parties	3,816	6,437

Total current liabilities	475,690	605,239

Shareholders’ equity:

Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2002 or December 31, 2001; 100,000 of which have been designated Series A Junior Participating Preferred Stock	—	—

Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 4,777,787 shares issued and outstanding at March 31, 2002 and December 31, 2001	47,778	47,778

Additional paid-in capital	5,302,404	5,302,404

Accumulated deficit	(3,599,662)	(3,601,883)

Total shareholders’ equity	1,750,520	1,748,299

Total liabilities and shareholders’ equity	$2,226,210	$2,353,538

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$1,427,360	$1,363,664

Cost of sales	707,464	586,261

Gross profit	719,896	777,403

Operating costs and expenses:

Selling, marketing, general and administrative expenses	581,396	714,743

Research and development expenses	137,887	140,508

Total operating expenses	719,283	855,251

Operating income (loss)	613	(77,848)

Other income	1,608	4,994

Net income (loss)	$2,221	$(72,854)

Net income (loss) per share – basic	$0.00	$(0.02)

Net income (loss) per share – diluted	0.00	(0.02)

Weighted average shares outstanding – basic	4,777,787	4,777,787

Weighted average shares outstanding – diluted	4,777,787	4,777,787

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities:

Net income (loss)	$2,221	$(72,854)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	39,785	60,883

Increase in accounts receivable	(16,946)	(50,495)

Decrease (increase) in inventory	56,170	(33,173)

(Increase) decrease in other current assets	(16,478)	20,470

Increase in interest receivable from related parties	—	(2,625)

(Decrease) increase in accounts payable and accrued expenses	(129,549)	5,503

Net cash used in operating activities	(64,797)	(72,291)

Cash Flows from Investing Activities:

Purchase of property and equipment	(4,404)	(19,027)

Expenditures for patent rights	(792)	(7,444)

Net cash used by investing activities	(5,196)	(26,471)

Net decrease in cash and cash equivalents	(69,993)	(98,762)

Cash and cash equivalents at beginning of period	317,338	226,649

Cash and cash equivalents at end of period	$247,345	$127,887

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

Background

Kyzen® Corporation (“Kyzen” or the “Company”) was initially incorporated in the State of Utah in 1990. In May 1999, the Company redomesticated under the laws of the State of Tennessee. Kyzen was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications. This core business continues to be focused on four segments, which the Company has defined as “Technical Roads.” The Technical Roads include Electronic Assembly, Semiconductor, Optics and Aerospace. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use of the Company’s chemicals by its customers. Sales of such equipment were less than 10% in each of the three months ended March 31, 2002 and March 31, 2001. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company’s operations are conducted within one reportable segment. Sales to customers outside the United States totaled $160,728, or 11%, of net sales in the three months ended March 31, 2002, and $152,015, or 11%, of net sales in the three months ended March 31, 2001. The Company is not dependent on any single customer. During the three months ended March 31, 2002, however, one customer accounted for 11% of total sales.

Interim financial statements

The interim balance sheet at March 31, 2002 and the interim statements of operations and of cash flows for the three months ended March 31, 2002 and 2001 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted, although management believes that the disclosures herein are adequate to make information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2001, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Earnings per share

The Company calculates basic earnings per share as income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method for options and warrants. SFAS No. 128 has been applied to the periods presented. At the periods ended March 31, 2002 and March 31, 2001, 490,427 and 473,849 options, respectively, and 1,650,000 warrants, were outstanding, but, due to their exercise price, the market price, and due to the prior year’s loss, such options were anti-dilutive and were not included in the calculation.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 INVENTORY

     The following table details the components of inventory:

	March 31, 2002	December 31, 2001

Raw Materials	$272,628	$341,557

Work in process	—	1,705

Finished goods	128,639	114,175

Total Inventory	$401,267	$457,437

NOTE 3 INCOME TAXES

No provision for income taxes has been included due to the availability of net operating loss carryforwards sufficient to cover the first quarter 2002 earnings.

NOTE 4 RELATED PARTIES

The Company loaned $30,000 to Michael L. Bixenman, a director of the Company, in April 2001, at an interest rate of 9%. The loan matures on April 16, 2002 and is secured by 200,000 shares of Kyzen common stock. In April 2002, Mr. Bixenman made a payment of $10,000 towards the principal balance of the loan, leaving an unpaid principal balance of $20,000. The Board approved an extension of the maturity date of the loan until April 16, 2003.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENT

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

KYZEN CORPORATION

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

Comparison of Quarters Ended March 31, 2002 and March 31, 2001

Net sales for the quarter ended March 31, 2002 from all business activities increased approximately 5%, or $63,696, to $1,427,360 as compared to $1,363,664 for the quarter ended March 31, 2001. This increase in sales volume is a reflection of higher domestic sales and increased demand for cleaning products. International sales were $160,728 for the quarter ended March 31, 2002 as compared to $152,015 for the quarter ended March 31, 2001. This represents approximately 11% of net sales in both periods.

Gross profit for the quarter ended March 31, 2002 decreased 7%, or $57,507, to $719,896 as compared to $777,403 in the first quarter of 2001. Gross profit as a percent of net sales decreased to 50% for the quarter ended March 31, 2002 from 57% for the same period in 2001. This decrease in gross profit is a reflection of the changes in Kyzen’s product mix resulting from the introduction of new products. While the new products have allowed the Company to enter several new cleaning niches such as semiconductor and optics, they have not provided the same margin levels as the Company’s existing products. Despite the lower margins, the introduction of these new products is important to increase the Company’s market presence in these niches.

Selling, marketing, general and administrative expenses for the quarter ended March 31, 2002 decreased 19%, or $133,347, to $581,396 as compared to $714,743 for the quarter ended March 31, 2001. These decreases are the result of Kyzen’s continued control over these types of costs including reductions in commission expense and personnel levels and reductions in marketing and advertising expenditures.

Research and development expenses decreased by $2,621, or 2%, during the quarter ended March 31, 2002 to $137,887 from $140,508 during the quarter ended March 31, 2001.

Operating income for the quarter ended March 31, 2002 was $613 as compared to an operating loss during the quarter ended March 31, 2001 of $77,848. The increased sales volume and the significant decrease in selling, general and administrative spending contributed to this result, despite lower gross margins.

Other income of $1,608 for the quarter ended March 31, 2002 reflects a decrease of $3,386, or 68%, from other income of $4,994 for the quarter ended March 31, 2001. This change is the result of less cash held in overnight investments and lower returns due to lower interest rates on cash invested in short-term certificates of deposit.

Liquidity and Capital Resources

The Company’s primary source of funds has been cash flows from operations. The Company monitors cash requirements and maintains sufficient balances to fund ongoing operations.

As of March 31, 2002, the Company had working capital of $1,216,349, compared to $1,179,539 as of December 31, 2001, representing an increase of $36,810, or 3%, from December 31, 2001. While cash has decreased, accounts receivable and other assets have increased and raw material inventory has been reduced. At the same time, the Company significantly reduced accounts payable during the first quarter of 2002.

KYZEN CORPORATION

Cash used in operating activities of $64,797 in the first quarter of 2002 represented a $7,494, or 10%, decrease from cash used by operations of $72,291 during the same period in 2001. Net income, as opposed to a net loss in the first quarter of 2001, plus a decrease in raw material inventory were offset by increases in accounts receivable and other current assets as well as a decrease in accounts payable. A portion of the decrease in accounts payable equaling $70,500 is the result of reimbursing a customer for an overpayment received in error at the end of the prior quarter.

Cash used by investing activities of $5,196 in the quarter ended March 31, 2002 represented an 80%, or $21,275, decrease from cash used by investing activities during the quarter ended March 31, 2001 of $26,471. This decrease was due to decreased fixed asset purchases for computer and office equipment and lower expenditures on patents in the first quarter of 2002 as compared to the first quarter of 2001.

The Company used no cash for financing activities for either of the quarters ended March 31, 2002 or March 31, 2001.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through March 31, 2003. The Company’s cash requirements for the remainder of 2002 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of acquisitions, timing of expansion plans and capital expenditures. In the event the Company’s plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company’s ability to obtain additional financing. Further, there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, the Company maintains an awareness of the market place and investigates potential acquisition candidates that are consistent with the Company’s growth strategies if they become available. Any acquisition would create additional financing needs for the Company.

Recent Business Developments

The Company has continued to focus its efforts on executing the “Technical Roads” strategic plan. The Company’s efforts in research and development have opened up new opportunities in the aerospace/metal cleaning market. The Company has also experienced modest growth in the electronics assembly market. The optics cleaning business is also expanding, and the semiconductor market is showing signs of improvement due to our sales and technical efforts with existing suppliers and customers.

International Trade Developments

The Company began using manufacturers in the Peoples Republic of China for certain raw materials in 1998 and continued to use these sources through the first quarter of 2002. In the first quarter of 2002, the Company imported approximately 35% of its raw material from foreign sources, the largest being China. The Company expects to continue to use the sources in the foreseeable future. There are domestic sources of the raw material, however there can be no assurance that these sources will be available to the Company on favorable terms. A loss of this international source of raw material is not expected to have a material adverse effect on the operations of the Company.

Critical Accounting Policies

Kyzen’s significant account policies are described in Note 1 in the Notes to Financial Statements as included in Form 10-KSB as filed for the year ended December 31, 2001. Not all of these significant policies require management to make difficult, subjective or complex judgements or estimates. Management considers the following to be its critical accounting policy as defined by the Securities and Exchange Commission:

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, not exceeding 20 years. Patent costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management relies on sales estimates of patented products to evaluate impairment of patents. If such sales estimates are not attained, there could be future impairment of the patents. If a pending patent is not approved, the remaining net book value is written off. There were no patents pending as of March 31, 2002.

KYZEN CORPORATION

Future Cash Commitments

The Company’s headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a cleaning application and evaluation center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well-maintained industrial park. The Company also leases an approximately 7,425 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a cleaning application and evaluation center, engineering services group manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company’s needs for at least the next year.

The Company conducts its operations from these facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2000 and extended through May 2002. The lease for the Tennessee facility has been extended to February 2006 with an option to renew for an additional five years. As of December 31, 2001, future annual rental payments for the next five years are summarized as follows:

2002	$119,380

2003	107,180

2004	107,580

2005	111,980

2006	9,365

Annual rental payments for the reminder of 2002 are $83,725 as of March 31, 2002.

The Company has no financial derivatives, letters of credit, lines of credit, or similar future cash commitments.

KYZEN CORPORATION

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

Exhibit 3.1	Registrant’s Charter (1)

Exhibit 3.2	Amended Bylaws of Registrant (1)

Exhibit 4.1	Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities, dated August 3, 1995 (2)

Exhibit 4.5	Specimen of Common Stock Certificate (3)

Exhibit 4.6	Specimen of Warrant Certificate (3)

Exhibit 4.7	Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock Transfer & Trust (4)

Exhibit 10.1	Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant’s headquarters and chemical manufacturing facilities (2)

Exhibit 10.3	Employee Agreements, dated January 1, 1994 with officers and key employees of Registrant (2)

(a) Kyle J. Doyel*

(b) Michael L. Bixenman*

(c) Thomas M. Forsythe*

Exhibit 10.4	1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and Exercise Notice and Agreement (2)

Exhibit 10.5	First Amendment to the 1994 Employee Stock Option Plan* (2)

Exhibit 10.7	Purchase Agreement, dated May 1, 1990, between Bix Manufacturing Company, Inc. and Registrant (2)

Exhibit 10.8	Technology Exchange Agreement, dated December 17, 1993, between Bix Manufacturing Company, Inc. and Registrant (2)

Exhibit 10.20	Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust Company (2)

Exhibit 10.21	Reassignment of Patents to Bix Manufacturing Company, Inc. (2)

Exhibit 10.24	Lease Agreement, dated April 25, 1995, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (5)

Exhibit 10.30	Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock Transfer & Trust (4)

Exhibit 10.31	Form of Amendment No. 1 to Employment Agreements with certain officers of the Company: (6)

(a) Kyle J. Doyel*

(b) Michael L. Bixenman*

(c) Thomas M. Forsythe*

KYZEN CORPORATION

Exhibit 10.33	Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant’s Nashville, TN headquarters and chemical manufacturing facilities (7)

Exhibit 10.34	Amended Lease Agreement, dated May 2, 2000, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (7)

*	Indicates a management contract or compensation plan or arrangement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s filing on Form 8-A dated January 15, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b)  Reports on Form 8-K

     None.

KYZEN CORPORATION

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KYZEN CORPORATION (Registrant)

Date	May 14, 2002	by /s/ Kyle J. Doyel (Signature) Kyle J. Doyel President and Chief Executive Officer

Date	May 14, 2002	by /s/ Thomas M. Forsythe (Signature) Thomas M. Forsythe Treasurer and Chief Accounting Officer