Form 10QSB
period 2002-06-30
KYZEN CORP
filed 2002-08-14
CIK 944727

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)	FORM 10-QSB

     Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2002

     Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number	000-26434

Kyzen Corporation

(Exact Name of Small Business Issuer as
Specified in Its Charter)

Tennessee	87-0475115

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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
Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

4,777,787 shares of Common Stock, $0.01 par value per share, outstanding as of August 12, 2002

Transitional Small Business Disclosure Format (Check one):
Yes No

KYZEN CORPORATION

Part I. Financial Information
Item 1. Financial Statements

BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$182,852	$317,338

Accounts receivable, net of allowance for doubtful accounts of $11,175 in 2002 and $11,616 in 2001	900,286	919,650

Notes receivable from related party	20,000	30,000

Inventory	381,969	457,437

Other current assets	52,768	60,353

Total current assets	1,537,875	1,784,778

Property and equipment, net	314,146	352,291

Patents, net	214,225	216,469

Total assets	$2,066,246	$2,353,538

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$407,826	$598,802

Accounts payable to related parties	3,735	6,437

Total current liabilities	411,561	605,239

Shareholders’ equity:

Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2002 or December 31, 2001; 100,000 of which have been designated Series A Junior Participating Preferred Stock	—	—

Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 4,777,787 shares issued and outstanding at June 30, 2002 and December 31, 2001	47,778	47,778

Additional paid-in capital	5,302,404	5,302,404

Accumulated deficit	(3,695,497)	(3,601,883)

Total shareholders’ equity	1,654,685	1,748,299

Total liabilities and shareholders’ equity	$2,066,246	$2,353,538

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$1,356,573	$1,387,860	$2,783,933	$2,751,524

Cost of sales	658,517	681,541	1,365,981	1,267,802

Gross profit	698,056	706,319	1,417,952	1,483,722

Operating costs and expenses:

Selling, marketing, general and administrative expenses	654,611	696,411	1,236,007	1,411,154

Research and development expenses	140,720	134,967	278,607	275,475

Total operating expenses	795,331	831,378	1,514,614	1,686,629

Operating loss	(97,275)	(125,059)	(96,662)	(202,907)

Other income	1,440	3,493	3,048	8,487

Net loss	$(95,835)	$(121,566)	$(93,614)	$(194,420)

Loss per share – basic	$(0.02)	$(0.02)	$(0.02)	$(0.04)

Loss per share – diluted	$(0.02)	$(0.02)	$(0.02)	$(0.04)

Weighted average shares outstanding

- basic	4,777,787	4,777,787	4,777,787	4,777,787

Weighted average shares outstanding

- diluted	4,777,787	4,777,787	4,777,787	4,777,787

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash Flows from Operating Activities:

Net loss	$(93,614)	$(194,420)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	80,384	112,681

Decrease (increase) in accounts receivable	19,364	(117,937)

Decrease (increase) in inventory	75,468	(95,450)

Decrease in other current assets	7,585	20,438

Decrease in interest receivable from related parties	—	1,750

(Decrease) increase in accounts payable and accrued expenses	(193,678)	58,898

Net cash used in operating activities	(104,491)	(214,040)

Cash Flows from Investing Activities:

Proceeds from sales of short term investments	—	200,000

Purchase of equipment	(32,327)	(35,208)

Purchase of patent rights	(7,668)	(7,947)

Payment on notes receivable from an officer	10,000	—

Payment on notes receivable from shareholder	—	100,000

Net cash (used in) provided by investing activities	(29,995)	256,845

Cash Flows from Financing Activities:

Payment of long term debt	—	(100,000)

Net cash used in financing activities	—	(100,000)

Net decrease in cash and cash equivalents	(134,486)	(57,195)

Cash and cash equivalents at beginning of period	317,338	226,649

Cash and cash equivalents at end of period	$182,852	$169,454

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

Background

Kyzen® Corporation (“Kyzen” or the “Company”) was initially incorporated in the State of Utah in 1990. In May 1999, the Company re-domesticated under the laws of the State of Tennessee. Kyzen was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications. This core business is focused on four customer markets, which the Company has defined as “Technical Roads.” The Technical Roads include Electronic Assembly, Semiconductor, Optics and Aerospace. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company’s chemical solutions. Sales of such equipment totaled 4% and 9% of net sales in the six months ended June 30, 2002 and June 30, 2001, respectively. Typically these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company’s operations are conducted within one reportable segment. Sales to customers outside the United States totaled $130,567 or 10% of net sales in the three months ended June 30, 2002, and $115,350 or 8% of net sales in the three months ended June 30, 2001. For the six months ended June 30, 2002, net sales to customers outside the United States totaled $291,295 or 10% compared to $267,365 or 10% of net sales for the six months ended June 30, 2001. No single customer accounted for more than 10% of net sales for the three and six month periods ended June 30, 2002.

Interim financial statements

The balance sheet at June 30, 2002 and the interim statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted, although management believes that the disclosures herein are adequate to make the interim information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2001, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Earnings per share

The Company calculates basic earnings per share as income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method for options and warrants. For the three and six month periods ended June 30, 2002 and June 30, 2001, there were 506,964 and 493,343 options, respectively, and 1,650,000 warrants, outstanding, which were anti-dilutive and not included in the calculations due to the prior and current year losses.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 INVENTORY

The following table details the components of inventory:

	June 30, 2002	December 31, 2001

Raw Materials	$274,761	$341,557

Work in process	—	1,705

Finished goods	107,208	114,175

Total Inventory	$381,969	$457,437

NOTE 3 INCOME TAXES

The Company has not recorded a provision for income taxes for the periods ended 2002 and 2001 because of recurring losses and a full valuation allowance has been recorded against the Company’s net deferred tax asset.

NOTE 4 RELATED PARTIES

The Company loaned $30,000 to Michael L. Bixenman, a director and officer of the Company, in April 2001, at an interest rate of 9%. The loan matured on April 16, 2002 and was secured by 200,000 shares of Kyzen common stock. In April 2002, Mr. Bixenman made a payment of $10,000 towards the principal balance of the loan, leaving an unpaid principal balance of $20,000. The Board approved an extension of the maturity date of the loan until April 16, 2003. The loan continues to be secured by 200,000 shares of Kyzen common stock.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENT

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 replaces EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this Statement to have a material impact on the Company’s financial statements.

NOTE 6 SUBSEQUENT EVENTS

On July 10, 2002, the Company filed a report on Form 8-K regarding the extension of the expiration date of the Company’s outstanding warrants from August 4, 2002 to August 4, 2004.

KYZEN CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers of chemical raw materials; business conditions as they affect growth in the electronics, semiconductor, optics and aerospace/metal cleaning markets; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the availability of new expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company’s primary customers; the accuracy of the Company’s sales estimates as they relate to impairment of patents; and the ability of the Company to develop new competitive product lines. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Quarters Ended June 30, 2002 and June 30, 2001

Net sales for the quarter ended June 30, 2002 decreased approximately 2% or $31,287 to $1,356,573 as compared to $1,387,860 for the quarter ended June 30, 2001. This slight decrease in sales volume is related to changes in our product mix, with some lines increasing while others showed continued market softness. International sales as a percentage of net sales increased from 8%, or $115,350 during the second quarter of 2001, to 10%, or $130,567 during the second quarter of 2002.

Gross profit for the quarter ended June 30, 2002 decreased 1% or $8,263 to $698,056, as compared to $706,319 in the second quarter of 2001. This decrease is primarily due to lower sales volume. Gross profit as a percent of sales for the second quarter of 2002 was approximately equal to the same period in 2001.

Selling, marketing, general and administrative expenses for the quarter ended June 30, 2002 decreased 6% or $41,800 to $654,611 as compared to $696,411 for the quarter ended June 30, 2001. This decrease reflects efforts to control costs, such as less advertising, lower personnel cost and lower commission cost.

Research and development expenses increased by $5,753 or 4% for the quarter ended June 30, 2002 to $140,720 from $134,967 for the quarter ended June 30, 2001. This increase is insignificant and reflects some additional spending for lab supplies and test products.

Operating losses for the quarter ended June 30, 2002 were $97,275 as compared to $125,059 for the quarter ended June 30, 2001. This decreased loss of $27,784 is the result of efforts to reduce operating costs, even with the lower sales dollars and gross margin.

Other income of $1,440 for the quarter ended June 30, 2002 reflects a decrease of $2,053 or 59% over other income of $3,493 for the quarter ended June 30, 2001. This is the result of lower rates of return and lower dollars in overnight investments.

Net losses decreased $25,731, from a net loss of $121,566 for the quarter ended June 30, 2001, to a net loss of $95,835 for the quarter ended June 30, 2002. This decrease in the net loss reflects efforts to reduce operating costs, even with the lower sales dollars and gross margin.

Comparison of Six Months Ended June 30, 2002 and June 30, 2001

Net sales for the six months ended June 30, 2002 increased approximately 1% or $32,409 to $2,783,933 from sales of $2,751,524 for the six months ended June 30, 2001. International sales for the six-month period ended June 30, 2002 increased $23,931 or 9% over the same period in 2001. The economic environment for most high-technology products experienced a downward trend during this period, however, the Company was able to sustain comparable sales as compared to the prior year with new product initiatives and a focus on obtaining new business.

KYZEN CORPORATION

Gross profit for the six months ended June 30, 2002 decreased 4% or $65,770 to $1,417,952 as compared to $1,483,722 for the six months ended June 30, 2001. This decrease is primarily attributable to lower gross margin percents, which for the six months ended June 30, 2002 were 51% as compared to 54% for the six months ended June 30, 2001. These lower gross profits and gross margin percents reflect the changes in the product mix, with slightly more sales of items in new markets which have lower than normal margins.

Selling, marketing, general and administrative expenses for the six months ended June 30, 2002 decreased 12% or $175,147 to $1,236,007 as compared to $1,411,154 for the six months ended June 30, 2001. This decrease reflects the cumulative effect of changes in personnel, lower selling costs such as commissions, and continued reductions of administrative costs.

Research and development expenses for the six months ended June 30, 2002 remained relatively constant at $278,607 versus $275,475 for the six months ended June 30, 2001. This slight increase of $3,132 reflects some additional spending for lab supplies and test products.

Operating income increased by $106,245 from a loss of $202,907 for the six months ended June 30, 2001, to a loss of $96,662 for the six months ended June 30, 2002. This improvement reflects the reductions of administrative costs, and increased sales, even with the lower gross margin.

Other income for the six months ended June 30, 2002 decreased 64% or $5,439 from $8,487 for the six months ended June 30, 2001, to $3,048 for the six months ended June 30, 2002. This change reflects the lower rates of return on certain overnight investments.

Net losses decreased $100,806, from a net loss of $194,420 for the six months ended June 30, 2001, to a net loss of $93,614 for the six months ended June 30, 2002. This improvement reflects increased sales, and reductions of administrative costs.

Liquidity and Capital Resources

The Company’s primary source of funds has been cash flows from operations. The Company’s primary uses of funds are sales and marketing activities, research and development of new product lines, purchase of equipment, and pursuit of patents. The Company monitors cash requirements and maintains sufficient balances to fund ongoing operations.

As of June 30, 2002, the Company had working capital of $1,126,314, compared to $1,179,539 as of December 31, 2001, representing a decrease of $53,225 or 5% from December 31, 2001. This decrease is due mostly to lower cash balances along with decreases in inventory and accounts receivable offset by lower accounts payable balances.

Cash used by operations of $104,491 in the first six months of 2002 reflects a decrease of $109,549 or 51%, over cash used by operations of $214,040 during the same period in 2001. This decrease resulted from lower net losses, reduced accounts receivable and inventory balances, offset by lower accounts payable balances.

Cash used by investing activities of $29,995 in the six months ended June 30, 2002 represented a $226,850 or 88% decrease over cash provided by investing activities of $256,845 during the six months ended June 30, 2001. This decrease represented proceeds from the sale of short term investments and receipt of a payment from a shareholder during 2001. The use of funds for the purchase of equipment and patents remained level for the comparable periods.

Cash used in financing activities for the six months ended June 30, 2001 reflects the payment of a note payable to a bank in the amount of $100,000.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements through at least June 30, 2003. The Company’s cash requirements for the remainder of 2002 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of any acquisitions, timing of expansion plans and capital expenditures. In the event the Company’s plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company’s ability to obtain additional financing. Further, the Company currently has no credit facility and there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, the Company from time to time investigates potential acquisitions that are consistent with the Company’s growth strategies. Any acquisition would create additional financing needs for the Company.

KYZEN CORPORATION

Recent Business Developments

The Company has continued to focus it efforts on executing the “Technical Roads” strategic plan. Efforts in research and development have brought new opportunities in the aerospace/metal cleaning market, and there has been some continued growth in the electronic assembly market. The optics cleaning business continues to grow and while the semi-conductor market is still somewhat slow, there continues to be signs of improvement in this area. Our sales efforts and our technology enhancements have been a continuing source of improvement with existing customers, as well as several new potential customers.

International Trade Developments

The Company has been using manufacturers in the Peoples Republic of China since 1998 for certain raw materials. The Company has continued to use this source through the second quarter of 2002. As in previous quarters, approximately 35% of the Company’s raw materials for the quarter ended June 30, 2002 were obtained from foreign sources, the largest located in China. The Company also purchases raw materials from a domestic source that recently emerged from Chapter 11 bankruptcy protection. There can be no assurance, however, that either of these sources will continue to be available to the Company on favorable terms. A loss of the either source could have a material affect on the Company’s financial condition and results of operations.

Critical Accounting Policies

Kyzen’s significant account policies are described in Note 1 of the Notes to Financial Statements included in Form 10-KSB filed for the year ended December 31, 2001. Not all of these significant policies require management to make difficult, subjective or complex judgements or estimates. Management considers the following to be its critical accounting policy as defined by the Securities and Exchange Commission:

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, not exceeding 20 years. Patent costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management relies on sales estimates of patented products to evaluate impairment of patents. If such sales estimates are not attained, there could be future impairment of the patents. During the second quarter of 2002, the Company impaired part of a patent that was abandoned. Additionally, the Company recorded the cost of an application for a pending patent as an asset. If a pending patent is not approved, the remaining net book value will be written off.

Future Cash Commitments

The Company’s headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a cleaning application and evaluation center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well-maintained industrial park. The Company also leases an approximately 7,425 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a cleaning application and evaluation center, engineering services group, manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company’s needs through at least June 30, 2003.

The Company conducts its operations from these facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2002 and extended through May 2006. The lease for the Tennessee facility has been extended to February 2006 with an option to renew for an additional five years. As of December 31, 2001, future annual rental payments for the next five years are summarized as follows:

2002	$119,380

2003	107,180

2004	107,580

2005	111,980

2006	9,365

Annual rental payments for the remainder of 2002 are $71,310 as of June 30, 2002.

The Company has no financial derivatives, letters of credit, lines of credit, or similar future cash commitments.

KYZEN CORPORATION

EXHIBITS

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On April 18, 2002, the Company held its Annual Meeting of Shareholders with the following results:

Proposal 1 – Election of Directors

	For	Against	Withheld

Janet K. Baker	3,332,636	91,750	-0-

Michael L. Bixenman	3,330,636	93,750	-0-

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

Exhibit 3.1	Registrant’s Charter (1)

Exhibit 3.2	Amended Bylaws of Registrant (1)

Exhibit 4.1	Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities, dated August 3, 1995 (2)

Exhibit 4.5	Specimen of Common Stock Certificate (3)

Exhibit 4.6	Specimen of Warrant Certificate (3)

Exhibit 4.7	Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock Transfer & Trust (4)

Exhibit 10.1	Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant’s headquarters and chemical manufacturing facilities (2)

Exhibit 10.3	Employee Agreements, dated January 1, 1994 with officers and key employees of Registrant (2)

(a) Kyle J. Doyel* (b) Michael L. Bixenman* (c) Thomas M. Forsythe*

Exhibit 10.4	1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and Exercise Notice and Agreement (2)

Exhibit 10.5	First Amendment to the 1994 Employee Stock Option Plan* (2)

Exhibit 10.7	Purchase Agreement, dated May 1, 1990, between Bix Manufacturing Company, Inc. and Registrant (2)

Exhibit 10.8	Technology Exchange Agreement, dated December 17, 1993, between Bix Manufacturing Company, Inc. and Registrant (2)

Exhibit 10.20	Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust Company (2)

Exhibit 10.21	Reassignment of Patents to Bix Manufacturing Company, Inc. (2)

Exhibit 10.24	Lease Agreement, dated April 25, 1995, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (5)

Exhibit 10.30	Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock Transfer & Trust (4)

KYZEN CORPORATION

EXHIBITS (cont)

Exhibit 10.31	Form of Amendment No. 1 to Employment Agreements with certain officers of the Company: (6)

(a) Kyle J. Doyel* (b) Michael L. Bixenman* (c) Thomas M. Forsythe*

Exhibit 10.33	Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant’s Nashville, TN headquarters and chemical manufacturing facilities (7)

Exhibit 10.37	Second Amendment to Lease Agreement, dated May 20, 2002, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities.

            *        Indicates a management contract or compensation plan or arrangement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s filing on Form 8-A dated January 15, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b)  Reports on Form 8-K

On July 10, 2002, the Company filed a report on Form 8-K regarding the extension of the expiration date of the Company’s outstanding warrants from August 4, 2002 to August 4, 2004.

KYZEN CORPORATION

EXHIBITS (cont)

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KYZEN CORPORATION

(Registrant)

Date	August 14, 2002	by /s/ Kyle J. Doyel

(Signature)
Kyle J. Doyel President and Chief Executive Officer

Date	August 14, 2002	by /s/ Thomas M. Forsythe

(Signature)
Thomas M. Forsythe Treasurer and Chief Accounting Officer