Form 10QSB
period 2002-09-30
KYZEN CORP
filed 2002-11-13
CIK 944727

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒    Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐    Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes   ☐    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

4,777,787 shares of Common Stock, $0.01 par value per share, outstanding as of November 5, 2002

Transitional Small Business Disclosure Format (Check one):

Yes   ☐    No   ☒

KYZEN CORPORATION

Part I. Financial Information
Item 1. Financial Statements

BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$186,180	$317,338
Accounts receivable, net of allowance for doubtful accounts of $11,018 in 2002 and $11,616 in 2001	1,132,436	919,650
Notes receivable from related party	20,000	30,000
Inventory	376,730	457,437
Other current assets	65,818	60,353

Total current assets	1,781,164	1,784,778
Property and equipment, net	296,801	352,291
Patents, net	209,252	216,469

Total assets	$2,287,217	$2,353,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$555,686	$598,802
Accounts payable to related parties	—	6,437

Total current liabilities	555,686	605,239
Shareholders’ equity:
Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2002 or December 31, 2001; 100,000 of which have been designated Series A Junior Participating Preferred Stock	—	—
Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 4,777,787 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	47,778	47,778
Additional paid-in capital	5,302,404	5,302,404
Accumulated deficit	(3,618,651)	(3,601,883)

Total shareholders’ equity	1,731,531	1,748,299

Total liabilities and shareholders’ equity	$2,287,217	$2,353,538

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$1,649,311	$1,357,876	$4,433,244	$4,109,400
Cost of sales	796,098	693,735	2,162,079	1,961,537

Gross profit	853,213	664,141	2,271,165	2,147,863
Operating costs and expenses:
Selling, marketing, general and administrative expenses	647,383	580,508	1,883,389	1,991,662
Research and development expenses	130,456	140,891	409,063	416,366

Total operating expenses	777,839	721,399	2,292,452	2,408,028

Operating income (loss)	75,374	(57,258)	(21,287)	(260,165)
Other income	1,472	2,386	4,519	10,873

Net income (loss)	$76,846	$(54,872)	$(16,768)	$(249,292)

Net income (loss) per share – basic	$0.02	$(0.01)	$(0.00)	$(0.05)

Net income (loss) per share – diluted	$0.02	$(0.01)	$(0.00)	$(0.05)

Weighted average shares outstanding
- basic	4,777,787	4,777,787	4,777,787	4,777,787
Weighted average shares outstanding
- diluted	4,777,787	4,777,787	4,777,787	4,777,787

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(16,768)	$(249,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,108	154,924
Increase in accounts receivable	(212,786)	(50,132)
Decrease (increase) in inventory	80,707	(75,541)
(Increase) decrease in other current assets	(5,465)	23,044
Decrease in interest receivable from related parties	—	1,750
(Decrease) increase in accounts payable and accrued expenses	(49,553)	25,952

Net cash used in operating activities	(86,757)	(169,295)

Cash Flows from Investing Activities:
Proceeds from sales of short term investments	—	200,000
Purchase of property and equipment	(47,776)	(41,767)
Purchase of patent rights and related expenditures	(6,625)	(7,947)
Payment on notes receivable from related party	10,000	—

Net cash (used in) provided by investing activities	(44,401)	150,286

Cash Flows from Financing Activities:
Payment of long term debt	—	(100,000)
Payment on notes receivable from shareholder	—	100,000

Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(131,158)	(19,009)
Cash and cash equivalents at beginning of period	317,338	226,649

Cash and cash equivalents at end of period	$186,180	$207,640

The accompanying notes are an integral part of the financial statements.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

Background

Kyzen® Corporation (“Kyzen” or the “Company”) was incorporated under the laws of the State of Utah in March 1990. In May 1999, the Company re-domesticated under the laws of the State of Tennessee. Kyzen was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications. This core business is focused on four markets, which the Company has defined as “Technical Roads.” The Technical Roads include Electronic Assembly, Semiconductor, Optics and Aerospace. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company’s chemical solutions. Sales of such equipment totaled less than 10% for each of the nine months ended September 30, 2002 and September 30, 2001, respectively. Typically these products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company’s operations are conducted within one reportable segment. Sales to customers outside the United States were approximately 9% of net sales or $151,944 in the three months ended September 30, 2002, versus 6% of net sales or $82,961 in the three months ended September 30, 2001. Sales to the existing customer base increased during the current three month period with growth in the electronic market and to a lesser extent, in the optics and metal cleaning markets. For the nine months ended September 30, 2002, net sales to customers outside the United States totaled $443,239 or 10% of net sales compared to $350,525 or 9% of net sales for the nine months ended September 30, 2001. During the current nine month period, sales to electronic markets customers increased slightly while sales in the optics and metal cleaning markets showed greater increases. No single customer accounted for more than 10% of net sales for the period ended September 30, 2002.

Interim financial statements

The interim balance sheet at September 30, 2002 and the interim statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 are unaudited, and certain information and footnote disclosures related thereto, normally included in the financial statements prepared in accordance with accounting principals generally accepted in the United States of America, have been omitted, although management believes that the disclosures herein are adequate to make the interim information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2001, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Earnings per share

The Company calculates basic earnings per share as income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method for options and warrants. For the nine-month period ended September 30, 2002 and the three and nine-month periods ended September 30, 2001, there were 503,216 and 487,264 options, respectively and 1,650,000 warrants, outstanding, which were anti-dilutive and not included in the calculations due to the prior and current year losses. For the three month period ended September 30, 2002, all options and warrants were anti-dilutive because their exercise price was higher than the average market price of the Company’s stock during the period.

KYZEN CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 INVENTORY

     The following table details the components of inventory:

	September 30, 2002	December 31, 2001

Raw Materials	$280,490	$341,557
Work in process	—	1,705
Finished goods	96,240	114,175

Total Inventory	$376,730	$457,437

NOTE 3 INCOME TAXES

The Company has not recorded a provision for income taxes for the periods ended 2002 and 2001 because of recurring losses and a full valuation allowance has been recorded against the Company’s net deferred tax asset.

NOTE 4 RELATED PARTIES

The Company loaned $30,000 to Michael L. Bixenman, a director and officer of the Company, in April 2001, at an interest rate of 9%. The loan matured on April 16, 2002 and was secured by 200,000 shares of Kyzen common stock owned by Mr. Bixenman. In April 2002, Mr. Bixenman made a payment of $10,000 towards the principal balance of the loan, leaving an unpaid principal balance of $20,000. On April 18, 2002, the Board approved an extension of the maturity date of the loan until April 16, 2003. The loan continues to be secured by 200,000 shares of Kyzen common stock.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENT

On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

NOTE 6 SUBSEQUENT EVENTS

On November 5, 2002, the Company announced a stock repurchase program, approved by the Board of Directors, wherein the Company may repurchase up to $37,500 of its shares on the open market from time to time through December 31, 2003.

KYZEN CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates; business conditions as they affect manufacturers of chemical raw materials; business conditions as they affect growth in the electronics, semiconductor, optics and aerospace/metal cleaning markets; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; the ability of the Company to obtain certain raw materials on favorable terms; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the ability of the Company to effectively manage expenditures for research and development, sales and marketing, and certain capital expenditures; the accuracy of the Company’s projections and assumptions related to cash requirements; the availability of new expansion and acquisition opportunities; changes in the financial condition or corporate strategy of the Company’s primary customers; the accuracy of the Company’s sales estimates as they relate to impairment of patents; and the ability of the Company to develop new competitive product lines. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Quarters Ended September 30, 2002 and September 30, 2001

Net sales for the quarter ended September 30, 2002 from all business activities increased approximately 21% or $291,435 to $1,649,311 compared to $1,357,876 for the quarter ended September 30, 2001. This increase in sales volume is a reflection of higher domestic and international chemical sales and the introduction of new products in the metal and optics cleaning markets. International sales as a percentage of net sales increased from 6 % or $82,961 during the third quarter of 2001, to 9% or $151,944 during the third quarter of 2002. Kyzen has maintained its previous customer base and expanded that base with the introduction of the new products in the metal and optics cleaning markets.

Gross profit for the quarter ended September 30, 2002 increased 28% or $189,072 to $853,213, as compared to $664,141 in the third quarter of 2001. This increase is primarily due to increased sales volume of existing product lines and the introduction of several new products. Gross profit as a percent of sales for the third quarter of 2002 increased approximately 3% from 49% during the quarter ended September 30, 2001 to 52% during the quarter ended September 30, 2002. The increase in gross profit as a percent of sales for the third quarter of 2002 is also primarily attributed to the change in product sales mix.

Selling, marketing, general and administrative expenses for the quarter ended September 30, 2002 increased 12% or $66,875 to $647,383 as compared to $580,508 for the quarter ended September 30, 2001. The increase is related to increases in administrative areas such as legal fees and insurance costs, along with increases in marketing expenses related to new product introductions and trade show attendance.

Research and development expenses decreased by 7% or $10,435 during the quarter ended September 30, 2002 to $130,456 from $140,891 during the quarter ended September 30, 2001. This decrease reflects reductions in spending for lab supplies and other research fees, which were partially offset by increases in outside analytical testing and other office expenses.

Operating income for the quarter ended September 30, 2002 was $75,374 as compared to an operating loss of $57,258 during the quarter ended September 30, 2001, an increase of $132,632. The increased sales volume and gross profit as a percent of sales, along with reduced research and development expenses, contributed to this increase, which was partially offset by increases in administrative spending.

Other income of $1,472 for the quarter ended September 30, 2002 reflects a decrease of 38% or $914 over other income of $2,386 for the quarter ended September 30, 2001. This change is the result of decreased interest income from certain overnight investments and short-term certificates of deposit.

Net income of $76,846 for the quarter ended September 30, 2002 improved $131,718, over a net loss of $54,872 during the quarter ended September 30, 2001. This improvement reflects higher sales volume for the quarter.

KYZEN CORPORATION

Comparison of Nine Months Ended September 30, 2002 and September 30, 2001

Net sales for the nine months ended September 30, 2002 increased approximately 8% or $323,844 to $4,433,244 from sales of $4,109,400 for the nine months ended September 30, 2001. This increase is related to increased domestic and international chemical sales, to our existing customer base, along with the introduction of several new products and the addition of new customers in the metal and optics cleaning markets.

Gross profit for the nine months ended September 30, 2002 increased 6% or $123,302 to $2,271,165, as compared to $2,147,863 for the nine months ended September 30, 2001. This increase reflects the higher sales volume. The gross profit as a percent of sales for the nine months ended September 30, 2002 was 51% as compared to a gross profit as a percent of sales of 52% for the nine months ended September 30, 2001.

Selling, marketing, general and administrative expenses for the nine months ended September 30, 2002 decreased 5% or $108,273 to $1,883,389 as compared to $1,991,662 for the nine months ended September 30, 2001. This decrease reflects reductions in personnel spending, lower commission rates and fewer ad placements, partially offset by increases in legal expenses for patents and trade show expenditures.

Research and development expenses for the nine months ended September 30, 2002 decreased 2% or $7,303 to $409,063 from $416,366 for the nine months ended September 30, 2001. This is a minimal change reflecting a consistent level of focus on developing new products.

Operating losses decreased by 92% or $238,878 from a loss of $260,165 for the nine months ended September 30, 2001, to a loss of $21,287 for the nine months ended September 30, 2002. The increase in net sales and relatively constant gross profit as a percent of sales, along with a reduction in selling, marketing, general and administrative expenses resulted in this reduction in operating losses.

Other income for the nine months ended September 30, 2002 decreased 58% or $6,354 from $10,873 for the nine months ended September 30, 2001, to $4,519 for the nine months ended September 30, 2002. This is the result of reduced interest income for various overnight investments.

Net losses decreased 93% or $232,524 from a loss of $249,292 during the nine months ended September 30, 2001, to a net loss of $16,768 for the nine months ended September 30, 2002. The increased sales volume, relatively constant gross profit as a percent of sales and control over operating expenses account for this decrease in the net loss.

Liquidity and Capital Resources

The Company’s source of funds has been an increase in working capital. The Company’s primary uses of funds are research and development of new product lines, purchase of equipment, pursuit of patents and sales and marketing activities.

As of September 30, 2002, the Company had working capital of $1,255,478, compared to $1,179,539 as of December 31, 2001, representing an increase of $75,939 or 6% from December 31, 2001. While the cash balances as of September 30, 2002 are lower than they were at December 31, 2001, increases in accounts receivable and reductions in accounts payable have resulted in increased working capital.

Cash used by operations of $86,757 in the first nine months of 2002 represented a decrease of 49% or $82,538 compared to cash used by operations of $169,295 during the same period in 2001. This decrease resulted from lower net losses and inventory levels, partially offset by increases in accounts receivable and current assets and decreases in depreciation and accounts payable.

Cash used in investing activities of $44,401 in the nine months ended September 30, 2002 represented a $194,687 decrease from cash provided by investing activities during the nine months ended September 30, 2001 of $150,286. This decrease was primarily due to the effect of proceeds from the sale of short-term investments during 2001.

There was no cash provided by financing activities during the nine months ended September 30, 2002 or the nine months ended September 30, 2001.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements through at least September 30, 2003. The Company’s cash requirements for the remainder of 2002 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of any acquisitions, timing of expansion plans and capital expenditures. In the event the Company’s plans change, or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company’s ability to obtain additional financing. Further, the Company currently has no credit facility and there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on

KYZEN CORPORATION

favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, from time to time the Company considers potential acquisition candidates that are consistent with the Company’s growth strategies. Any acquisition would create additional financing needs for the Company.

On November 5, 2002, the Company announced a stock repurchase program, approved by the Board of Directors, wherein the Company may repurchase up to $37,500 of its shares on the open market from time to time through December 31, 2003.

Recent Business Developments

The Company has continued to focus it efforts on executing the “Technical Roads” strategic plan. Efforts in research and development have brought new opportunities in the aerospace/metal cleaning market, and there has been some continued growth in the electronic assembly market. The optics cleaning business continues to grow and while the semi-conductor market is still somewhat slow, there continue to be signs of improvement in this area. Our sales efforts and our technology enhancements have been a continuing source of improvement with existing customers, as well as several new potential customers.

International Trade Developments

The Company has been using manufacturers in the Peoples Republic of China since 1998 for certain raw materials. The Company has continued to use this source through the third quarter of 2002. Approximately 35% of the Company’s raw materials for the quarter ended September 30, 2002 were obtained from foreign sources, the largest of which is located in China. The Company also purchases raw materials from a domestic source that recently emerged from Chapter 11 bankruptcy protection. There can be no assurance, however, that either of these sources will continue to be available to the Company on favorable terms. A loss of either source could have a material affect on the Company’s financial condition and results of operations.

Critical Accounting Policies

Kyzen’s significant accounting policies are described in Note 1 of the Notes to Financial Statements included in Form 10-KSB filed for the year ended December 31, 2001. Not all of these significant policies require management to make difficult, subjective or complex judgements or estimates. Management considers the following to be its critical accounting policy as defined by the Securities and Exchange Commission:

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are capitalized and are amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, not exceeding 20 years. Patent costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management relies on sales estimates of patented products to evaluate impairment of patents. If such sales estimates are not attained, there could be future impairment of the patents. During the third quarter of 2002, the Company recognized approximately $4,000 as an impairment for part of a patent that was abandoned, which was included as a component of selling, marketing, general and administrative expenses. Additionally, the Company recorded the cost of an application for a pending patent as an asset. If a pending patent is not approved, the remaining net book value will be written off.

Future Cash Commitments

The Company’s headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a cleaning application and evaluation center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well-maintained industrial park. The Company also leases an approximately 7,425 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a cleaning application and evaluation center, engineering services group, manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company’s needs through at least September 30, 2003.

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

KYZEN CORPORATION

Annual rental payments for the remainder of 2002 are $35,655 as of September 30, 2002.

The Company has no financial derivatives, letters of credit, lines of credit, or similar future cash commitments.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have conducted an evaluation of the Company’s disclosure controls and procedures within 90 days of the filing date of this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective through the date of completing the evaluation in ensuring that information required to be disclosed in this report was recorded, processed, summarized and reported within required time periods and that such information was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

KYZEN CORPORATION

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

Effective June 18, 2002, the Board of Directors authorized the extension of the expiration date of the Company’s outstanding Warrants from August 4, 2002 to August 4, 2004. This extension provides the Company’s Warrant-holders with two additional years in which to exercise their Warrants.

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
(a) Kyle J. Doyel*
(b) Michael L. Bixenman*
(c) Thomas M. Forsythe*

Exhibits (cont)

KYZEN CORPORATION

Part II. Other Information (cont.)

Exhibit 10.33	Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant’s Nashville, Tennessee headquarters and chemical manufacturing facilities (7)
Exhibit 10.37	Second Amendment to Lease Agreement, dated May 20, 2002, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (8)

* Indicates a management contract or compensation plan or arrangement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s filing on Form 8-A dated January 15,1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b)  Reports on Form 8-K.

On July 10, 2002, the Company filed a report on Form 8-K reporting the authorization by the Board of Directors to extend the expiration date of the Company’s outstanding warrants from August 4, 2002 to August 4, 2004.

On August 14, 2002, the Company filed a report on Form 8-K which included as exhibits the certifications of the Company’s Chief Executive Officer and Chief Accounting Officer that accompanied the Company’s report on Form 10-QSB for the quarter ended June 30, 2002.

KYZEN CORPORATION

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KYZEN CORPORATION

(Registrant)

Date November 13, 2002	by /s/ Kyle J. Doyel

(Signature)
Kyle J. Doyel President and Chief Executive Officer

Date November 13, 2002	by /s/ Thomas M. Forsythe

(Signature)
Thomas M. Forsythe Treasurer and Chief Accounting Officer

KYZEN CORPORATION

CERTIFICATIONS

I, Kyle J. Doyel, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Kyzen Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Kyle J. Doyel

Kyle J. Doyel Chief Executive Officer

KYZEN CORPORATION

I, Thomas M. Forsythe, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Kyzen Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Thomas M. Forsythe

Thomas M. Forsythe Chief Accounting Officer