Form 10KSB
period 2002-12-31
KYZEN CORP
filed 2003-03-21
CIK 944727

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended	December 31, 2002

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from		to

Commission file number	000-26434

Kyzen Corporation

(Name of Small Business Issuer in Its Charter)

Tennessee	87-0475115

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

430 Harding Industrial Drive, Nashville, TN	37211

(Address of Principal Executive Offices)	(Zip Code)

615-831-0888

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock	Boston Stock Exchange

Warrants for Common Stock	Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

NONE

(Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes   [  ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year	$5,930,466

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act)

$488,414 at $0.18 as of March 4, 2003

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

4,776,887 shares of Common Stock outstanding as of February 28, 2003

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1990).

Portions of the Registrant’s definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders to be held on April 17, 2003 are incorporated into Part III of this report.

Transitional Small Business Disclosure Format (check one):
     [  ] Yes    [ X ] No

KYZEN CORPORATION
INDEX

KYZEN CORPORATION

PART I

Forward-Looking Statements

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates and manufacturing output; business conditions as they affect manufacturers of chemical raw materials; trends toward miniaturization and the use of no-lead soldering and solder bumping techniques by assemblers of electronic components; growth within the Technical Road markets; the Company’s ability to successfully implement its Technical Roads plan; the emergence of new competitors; the ability of the Company to attract and retain qualified employees; the Company’s ability to control costs including selling, marketing, general and administrative expenses and research and development expenses; the availability of raw materials and other components utilized; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; changes in the Company’s liquidity or capital resources; changes in accounting policies and practices; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the availability of new expansion and acquisition opportunities; changes in the financial condition, corporate strategy or technology of the Company’s primary customers; and the ability of the Company to develop new competitive product lines or add product lines through acquisitions, marketing agreements or licensing agreements. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.       Description of Business

The Company

Kyzen® Corporation (“Kyzen” or the “Company”) is a specialty chemical company focused on chemistries and processes for industrial manufacturing processes including: electronics, electronic packaging, optical, glass, aerospace, metal finishing, semiconductor and other high technology industries where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems, prototype cleaning machines and chemical handling systems that enhance the use by customers of the Company’s chemical solutions. Typically, the Company’s products are sold as separate items and are integrated into a cleaning process by the customer or by the Company as part of a contract service.

The Company was incorporated in Utah in 1990 and re-domesticated under Tennessee law in 1999. The Company’s headquarters are located at 430 Harding Industrial Dr., Nashville, TN 37211, where its telephone number is (615) 831-0888, and its fax number is (615) 831-0889.

History of the Company

The Company was founded in 1990 with its initial focus on developing chemical products to replace chemicals that were to be banned under the Montreal Protocol (the “Protocol”). The Protocol called for a freeze in the production and consumption of ozone depleting products (“ODPs”) by the year 2000 for developed countries and 2010 for developing countries. Over 90 nations, representing over 90% of the world’s consumption of ODPs, were parties to the Protocol. The more than 90 nations agreed to accelerate the phase-out of production of ODPs to December 31, 1995 for developed countries and December 31, 2005 for developing countries. After the 1995 deadline, ODP products can still be bought, recycled and sold until the inventories are depleted.

Because industrial cleaning is one of the largest applications for ODPs, Kyzen was organized to develop chemical solutions and processes to replace ODPs used in the cleaning of electronic assemblies and precision metal components. Historically, materials such as chlorofluorocarbon 113 (“CFC-113”) and 1,1,1, Trichloroethane (“Methyl Chloroform” or “Trich”) were widely used in these applications. Today, no single replacement product has been developed that has the broad applicability of the ODPs produced before 1995. The market for high technology cleaning has fragmented into smaller niche cleaning segments where specific products are developed to meet specialized market needs. This market continues to evolve as newer technology and increasing miniaturization of products present more difficult cleaning challenges for manufacturers.

KYZEN CORPORATION
PART I (Continued)

The Company’s Technology Roadmap

The technology roadmap, which the Company developed in 2000 has continued to serve as Kyzen’s strategic plan since that date. This roadmap helps to identify and focus the Company’s products and resources to serve the niche markets within four areas (the “Technical Roads”). The Technical Roads are described in the table below:

Technical Road	Niche Cleaning Applications	Kyzen Products Used

Electronics	Through Hole and Surface Mount Circuit Boards; Screens, Misprints, Maintenance, Adhesives, Lead Free Soldering Processes	Aquanox®, Ionox®, SynergyCCS™, Lonox™, Cybersolv®

Semiconductor	Wafers, Hybrids, Wafer Level Packaging, Flip Chips, Lead Free Soldering Processes, Ball Grid Arrays, Solder Bumps, Photoresist,	Ionox®, Micronox®, SynergyCCS™, Optisolv®, Cybersolv®

Metal Finishing	Rocket Assemblies, Aerospace Parts, Automotive Parts, General Industrial Metal Parts	Ionox®, Metalnox®, Cybersolv®, Kryptonol™, SynergyCCS™

Optics	Lenses, Moulds, Glass, Lasers, Fiber Optics, Flat Panel Displays	Optisolv®, Micronox®, Cybersolv®, Kryptonol™

Electronics. Electronics has been the core of the Company’s business since its inception. As discussed below under the “Competition” heading, the advent of no-clean soldering processes has reduced demand for the cleaning products and processes provided by the Company to assemblers of electronic components. This industry experienced a down cycle in 2001 that continued to some extent in 2002. Despite the slow market conditions, the Company’s sales in this segment increased in 2002 due to a combination of new customers and slightly higher sales volume to existing customers. The Company anticipates that demand for its products and processes in this Technical Road will increase in light of the trends towards miniaturization and the use of no-lead soldering techniques as discussed below.

Semiconductor. In order to produce semiconductor packages with faster clock speeds, manufacturers of semiconductors are increasing their use of wafer level packaging and flip chip technology. These technologies involve a soldering process, which matches our core electronic assembly cleaning expertise. As a result, the Company hopes to capitalize on its experience in the Electronics Technical Road to increase its share of the business within the Semiconductor Technical Road, which management continues to believe will be a growing market in the future. The Company continued to make gains in this market segment in 2002; however, continued slowness in the overall semiconductor industry limited the Company’s growth in this area. The Company continues to develop innovative products to meet the cleaning needs for the emerging technology being developed in this industry.

Metal Finishing. The Company anticipates that the metal finishing industry, including both civilian and military aerospace producers and general industrial cleaning of metal parts, will represent a growing market for the Company’s products and processes. In order to gain entry and participate in the aerospace industry, products must undergo rigorous testing to demonstrate cleaning ability and compatibility with materials. The Company’s comprehensive product line has completed industry performance and compliance testing, and has met with good results and solid customer acceptance. The Company does not plan to patent these products but will protect its proprietary technology by designing in such a way as to minimize the risk of reverse engineering. In 2002, the Company validated its laboratory results with substantial field testing and continued customer acceptance, which we will build on in the coming year.

Optics. In 1998, the Company began to provide cleaning products and processes to the optical industry. Initially, the Company focused on products and processes for cleaning ophthalmic lenses. In 2001, we expanded our focus to include industrial glass and plastic devices, which resulted in increased applications and market opportunity for these products. The Company has had some success in marketing its products and services to manufacturers of various optical product and devices. While the optics market continues to represent a modest portion of our product mix, progress was made in 2002 as evidenced by increased revenues. We expect that trend to continue in the coming year.

KYZEN CORPORATION
PART I (Continued)

Most of Kyzen’s formulations are non-flammable and non-combustible, low in toxicity and generally require no hazardous material shipping or storage precautions. The Company attempts to meet this standard with all of its products; however, customized products for key high volume customers and new niche applications frequently have unique requirements, which may necessitate departure from this standard.

The Company continues to develop new cleaning chemistries and processes for all of the Technical Roads. Management of the Company believes that future product lines may also be obtained through acquisitions, marketing agreements or licensing agreements. In 1998, the Company entered into a licensing agreement with AlliedSignal, Inc., now known as Honeywell International Inc. (“Honeywell”), and Hewlett Packard Company to sell and market a patented cleaning product jointly developed by both companies. In 1999, the Company entered into an exclusive agreement to sell and market Xolvone®, a patented chemical developed by the DuPont Nylons Division. In 2002, DuPont announced its decision to exit the Xolvone® business, but the Company retains the option to develop the market for the product without DuPont’s production assistance. In 2001, the Company entered into an agreement to sell and market Vertrel®, a patented chemical developed by the DuPont Fluoroproducts Division. These chemicals are primarily used by the Company as ingredients in formulated products sold under the Company’s own trademarks, such as Ionox, Aquanox, Cybersolv and Micronox. The primary application for these products is within the Semiconductor Technical Road, with additional applications in both the Metal Finishing and Electronics Technical Roads. The expiration or termination of any such agreements would not have a material adverse effect on the Company’s financial condition or results of operations. The Company monitors the market place in an effort to identify potential acquisition candidates or licensors of cleaning technology and products. The Company has not entered into any definitive agreement with such candidates or licensors, and there can be no assurance that any particular opportunity will materialize.

Engineering Services Group

The goal of Kyzen’s Engineering Services Group is to enhance our customers’ cleaning processes and eliminate obstacles preventing the implementation of Kyzen’s chemical cleaning solutions. This group is responsible for developing, manufacturing and/or retrofitting process control and cleaning equipment. In addition, the group also builds and maintains equipment in Kyzen’s Cleaning Applications and Evaluation Center, maintains existing customer processes pursuant to service contracts and manufactures peripheral items necessary to assist in the installation and implementation of our cleaning products. The group also utilizes the Company’s extensive array of equipment in our Cleaning Applications and Evaluation Centers in Manchester, New Hampshire and Nashville, Tennessee to perform contract-cleaning services.

Products sold by Engineering Services include meters to monitor cleaner concentration, metering pumps, liquid level sensors, transfer pump systems, holding tanks and coalescors, filters and the PCS-Process Control System. The PCS is a fully-integrated process tool based on the Company’s proprietary technology that automatically samples and adjusts cleaning agent concentration to a specified level in a cleaning tank or machine. All the products are designed to operate on many of the Company’s existing and developmental cleaning products.

The Company’s strategy is to continue to develop process control technology to meet market needs and to differentiate the Company’s cleaning agents and processes from those of its competitors. The Company plans to pursue the manufacture and sale of all its products within the Technical Roads. Management believes growth of the Engineering Services Group will track the Company’s growth rate for the sale of its chemical products in the Technical Roads; however, revenues from this group are expected to continue to be less than ten percent of the overall sales for the Company.

Competition

The precision cleaning industry underwent rapid change in the 1990’s as companies searched for new technology to replace processes based on ODPs. The precision cleaning industry moved from a commodity market supplied by major chemical companies to a series of highly fragmented niche markets supplied by numerous focused specialty chemical companies. In the last five years, the Company’s greatest competitive challenge has come not from direct competition but from industry changes. The largest change came from the advent of soldering technologies that do not require cleaning. These “No Clean” technologies dominate electronic assemblies produced worldwide and limit cleaning to those applications with more stringent reliability requirements. The second change was the emergence of contract manufacturers of electronic assemblies known as the Electronic Manufacturing Services (“EMS”) industry. With the emergence of EMS, many original equipment manufacturers (“OEMs”) have outsourced the production of their products to these contract manufacturers. The EMS industry, unlike the OEM business, is a commodity market and focuses on cost rather than reliability of end products. The end result is that many of the products produced by the EMS

KYZEN CORPORATION
PART I (Continued)

manufacturers are not cleaned, thereby reducing the size of the cleaning market in the Electronics Technical Road. The third change came in 2001 when the rapid growth experienced by high technology businesses ended, and these businesses underwent a severe decline due to worldwide economic conditions. Industry sources indicate that manufacturing production in the electronics and semiconductor markets declined by as much as 30 to 40 percent below the levels produced in 2000 and continued to remain near those levels in 2002.

Recent technology developments appear to be creating new opportunities for the Company in the Electronics and Semiconductor Technical Roads. The continued trend of miniaturization has made formerly acceptable contaminants unacceptable with the new service devices. Additionally, the desire to eliminate production steps and reduce size is leading to the development of a new type of device – the flip chip – and attachment technology known as “wafer level packaging.” This emerging trend will require cleaning in many of the manufacturing steps. Furthermore, environmental groups in various industrial nations are seeking the elimination of lead-based products. If legislation prohibiting or limiting the use of lead is enacted, management of the Company believes that “no lead” soldering technologies will create more cleaning opportunities than those that currently exist with lead-based soldering, particularly within the Electronics and Semiconductor Technical Roads.

Currently, the Company considers its most significant competitors to be the following companies: Petroferm, Church & Dwight, ITW-Magnaflux, Valtech, Alpha Metals, Oakite, Envirosense, EKC Technology, Brulin, and Zestron/Dr. O.K. Wack Chemie. As the Company continues to expand its product offering, management believes new competitors will emerge as the Company moves to solve new technical challenges. Management believes the Company has a competitive advantage because the Company is one of a few companies that has as its primary source of revenue the sale of high technology cleaning products. Management believes that the Company may also have a competitive advantage due to the Company’s ability to leverage its core competencies though its agreements with technology partners, such as DuPont, and the Company’s provision of cleaning data and information on environmentally sensitive cleaning processes to solder, flux and equipment suppliers.

Dependence on Suppliers and Others

The Company purchases its raw materials, components and finished machines from a variety of sources. Through its agreements with DuPont, the Company will be dependent on DuPont’s Fluoroproducts Division for the production of their unique chemicals. While the Company is generally not dependent on any one supplier for raw materials, components or finished products, it had historically relied on one domestic chemical producer for its supply of the non-linear alcohol used in many of the Company’s cleaning formulations. In 2000, the Company became less reliant on this vendor as the Company began obtaining its non-linear alcohol from both domestic and international sources. There can be no assurance that any raw material or other components and systems utilized by the Company will continue to be available at reasonable prices in the volume required for the Company to meet its customers’ orders.

Production and Supply

The production of the Company’s products involves the blending of chemicals purchased from third-party suppliers in the open market. The Company’s chemical raw materials are widely available from numerous sources with the exception of those obtained from DuPont’s Fluoroproducts Division, as described above.

Sales and Product Distribution

Marketing. There are a number of precision cleaning market niches ranging in size from $1,000,000 to $50,000,000 in which management believes the Company should be able to establish and maintain a competitive advantage. The Company is now established in the Electronics Technical Road and has targeted Technical Roads in Optics, Semiconductor and Metal Finishing for expansion. In most aspects of the Electronics and Semiconductor Technical Roads, the Company uses a direct sales force combined with selected agents with special expertise because of the technical complexity of most sales. In the Optics, Metal Finishing and non-critical aspects of the Electronics Technical Roads, the Company utilizes multiple channels of sales to selected market segments.

Cleaning Applications and Evaluation Centers. The Company currently operates comprehensive Cleaning Applications and Evaluation Centers in Manchester, New Hampshire and Nashville, Tennessee. A Cleaning Applications and Evaluation Center is a demonstration facility in which customers can view the effectiveness of the Company’s cleaning technology in a risk-free environment. The Company believes it has the most comprehensive demonstration facilities in the industrial cleaning industry. The centers are used to expedite the sales cycle for Kyzen’s chemical solutions, to accelerate the development of new cleaning products and to increase potential customers’ exposure to Kyzen and its products.

KYZEN CORPORATION
PART I (Continued)

Sales Force. One of the primary challenges facing the Company is selling its cleaning technologies to customers who have limited experience with cleaning agents and processes. Consequently, these sales often require long relationship-building periods and considerable time for solving problems and testing processes and chemistry. To shorten the sales cycle, the Company has invested in the Cleaning Applications and Evaluation Centers described above, which allow new and existing customers to test and collect data on various cleaning products and processes. The sales cycle for conversion to the Company’s products typically ranges from three months to two years.

The Company currently sells its products through a direct regional sales force, complemented in certain geographic regions or market segments with manufacturer representatives or agents. The Company also uses sales engineers, chemists, application lab personnel and inside sales personnel in the Company’s sales efforts depending on the customer application, sales volume potential and the status of the customer in testing, buying and/or implementing the cleaning chemical. The Company anticipates that as it diversifies its product offerings, it will expand its channels to market in selected segments. The Company delivers its product via common carrier.

Customers

During the year ended December 31, 2002, no customer accounted for more than 10% of the Company’s revenues. Management believes that the loss of any one customer would not have a material adverse effect on the Company’s financial condition or results of operations.

Patents

The Company holds six patents for its chemical cleaning formulations in the United States. Three patents cover applications primarily in the electronics and semiconductor areas and three cover applications mainly in the optical and semiconductor area. The Company has also obtained one patent for electronic and semiconductor applications in each of Mexico, China, Taiwan, Australia, Korea, Brazil, the European Union and Japan. Two U.S. patents for electronic and semiconductor applications, which expire between 2009 and 2014, and pending international patents related to these two U.S. patents, are jointly owned by the Company and Delphi Automotive Systems (“Delphi,” formerly Delco Electronics, a division of General Motors). Delphi has retained the right to use the chemistry developed under the patents, and the Company has retained the right to market the patented formulations. Delphi is not entitled to receive royalties or license fees from the Company on the chemical cleaning products manufactured and sold by the Company. If the Company enters into a license or royalty arrangement for the patented formulations, the resulting license fee or royalties would be shared between the Company and Delphi.

The Company has applied for additional patents in the United States and several foreign countries covering discoveries in all four Technical Roads and the use of novel materials and processes. These filings relate to work performed during the past four years on a number of formulations to be used in existing and new market niches. Four U.S. patents were issued to the Company in October 1999 and January, May and October 2000 and will expire in approximately 2018. The Company also has additional applications that are currently being reviewed by the U.S. Patent and Trademark Office.

The Company is also required to pay patent royalties to Bix Manufacturing Company, a shareholder of the Company. Royalties are based on 2% of revenues related to the patented chemistry and were less than $50,000 in both 2001 and 2002. The Company is currently settling its royalty obligation through consulting services performed by the Company. The Company also pays a royalty to Honeywell for the sale of products under a licensing arrangement with Honeywell. The royalty is based on a percentage of sales made by Kyzen under the agreement. In both 2001 and 2002, these royalty payments were less than $50,000.

Future Legislation and Governmental Regulation

The Company believes that the demand for its products is directly related to governmental responses to and public concern with ozone depletion, CFC elimination, use of hazardous or highly toxic cleaning agents and air and water contamination. Decreased public concern over ozone depletion or air and water contamination or less governmental pressure to remedy such problems could substantially reduce demand for the Company’s products. Although the Company is not aware of any such pending or proposed federal legislation or regulation, any legislation or regulation that limits the sale of the Company’s products, chemicals, services or components or limits the methods by which the Company’s products or chemicals are manufactured, installed or serviced could have a material adverse effect on the financial condition or results of operations of the Company.

KYZEN CORPORATION
PART I (Continued)

Research and Development

The Company’s research and development expenses in 2002 were $545,680 and in 2001 were $549,101. Research and development activities are expensed as incurred because the majority of the Company’s research and development activities consist of developing technologically feasible products and processes for niche specific applications. Management expects that the Company will maintain its research and development costs at this level which will allow the Company to continue to develop new and innovative products for all four Technical Roads.

Employees

As of December 31, 2002, the Company had 27 full-time employees and two part-time employees. The Company considers its employee relations to be satisfactory. The management of the Company believes the current staffing level is adequate to accomplish the necessary tasks for 2003, given historical growth levels of the Company. Higher growth rates, acquisitions or licensing of new product lines may require additional employees to properly staff increased sales, development and technical support functions. Management of the Company intends to hire additional personnel as they are required.

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

Item 2.       Description of Property

Facilities

The Company’s headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a Cleaning Application and Evaluation Center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well-maintained industrial park. The Company also leases an approximately 7,425 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a Cleaning Application and Evaluation Center, Engineering Services Group, an equipment manufacturing facility and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company’s needs for at least the next year.

The Company conducts its operations from these facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2002 and extended to May 2006. The lease for the Tennessee facility has a five-year term ending January 2006 with an option to renew for an additional five years. As of December 31, 2002, future annual rental payments for the next five years are summarized as follows:

2003	$148,420
2004	150,520
2005	156,120
2006	27,965
2007	-0-

Total rent expense was $153,781 in 2002 and $147,109 in 2001. Included in rent expense for 2002 and 2001 is approximately $109,000 and $104,000, respectively, of rent paid to Charles Hawkins Company, whose pension plan is a shareholder of the Company.

The Company carries general property and casualty insurance in an amount management considers adequate.

Item 3.       Legal Proceedings

The Company is not a party to any legal proceedings, and the Company is not aware of any proceedings contemplated by any party or governmental authority against the Company.

KYZEN CORPORATION
PART I (Continued)

Item 4.       Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2002.

KYZEN CORPORATION

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock and Warrants to purchase Common Stock are quoted on the OTC Bulletin Board (symbols KYZN.OB and KYZNW.OB, respectively) and listed on the Boston Stock Exchange (symbols KYZ and KYZ&W, respectively). The following table provides the range of the high and low bid quotations (denominated in dollars or fractions thereof) for the Company’s Warrants and Common Stock for each quarter within the last two fiscal years. The quotations reflect inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.

			Warrants		Common Stock

		Dividends	High	Low	High	Low

Quarter ended:	March 31, 2001	*	$0.040	$0.020	$0.48	$0.22
	June 30, 2001	*	0.030	0.010	0.50	0.30
	September 30, 2001	*	0.010	0.005	0.38	0.21
	December 31, 2001	*	0.010	0.005	0.38	0.11

	March 31, 2002	*	0.020	0.005	0.23	0.16
	June 30, 2002	*	0.005	0.005	0.30	0.16
	September 30, 2002	*	0.030	0.005	0.22	0.15
	December 31, 2002	*	0.030	0.001	0.28	0.12

* The Company historically has not paid dividends and does not expect to pay dividends in the foreseeable future.

There were approximately 130 shareholders of record and approximately 1,000 beneficial shareholders of Common Stock on February 28, 2003.

Item 6.       Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Comparison of the Years Ended December 31, 2002 and December 31, 2001

Net sales for the year ended December 31, 2002 from all business activities increased approximately 6% or $325,399 to $5,930,466, as compared to $5,605,067 for the year ended December 31, 2001. Net chemical sales during the same period increased by 11%. These increases reflect increased sales in the optics and metal finishing industries as well as the addition of new customers in the electronics industry. These increases were partially offset by a generally recessionary economic environment, including a challenging market for many customers in the electronics industry. Sales of Engineering Services decreased during the year ended December 31, 2002 as compared to 2001. This reflects the slow industrial markets and associated lower need for these services in 2002. As a percentage of net sales, these Engineering Services sales were less than 10% of net sales in both 2002 and 2001. The Company intends to continue its focus on chemical sales and will use Engineering Services to enhance future chemical sales.

Gross profit for the year ended December 31, 2002 increased 7% or $197,969 to $3,086,573 as compared to $2,888,604 for the year ended December 31, 2001, reflecting higher sales volume and changes in product mix.

Selling, marketing, general and administrative expenses for the year ended December 31, 2002 decreased 4% or $113,269 to $2,507,694 as compared to $2,620,963 for the year ended December 31, 2001. This decrease is the net result of better targeted spending in areas such as marketing and sales and control of spending in all areas. Considering the increased expenses for such items as liability insurance, medical insurance and costs associated with being a public company, the Company has been successful in reducing overall expenses from 2001. Management believes it can maintain this level of infrastructure expenses while providing adequate funding for growing sales and markets.

Research and development expenses for the year ended December 31, 2002 were consistent with 2001 reflecting a net decrease of less than 1% or $3,421 from $549,101 in 2001 to $545,680 for the year ended December 31, 2002. This small change reflects the Company’s continued focus on developing new products with the talent and resources that are readily available within the organization.

Operating income for the year ended December 31, 2002 was $33,199, compared to an operating loss of $281,460 for the year ended December 31, 2001. This represents an increase in operating income of $314,659 or 112%. As the Company controlled selling, marketing, general and administrative expenses and research and development expenses, it increased its focus on the sale of new and existing products in new and different markets during the year ended December 31, 2002.

KYZEN CORPORATION
PART II (Continued)

Total other income of $5,968 for the year ended December 31, 2002 compared to total other income of $12,816 for the year ended December 31, 2001. This net decrease of $6,848 or 53% reflects lower interest rates in conjunction with lower cash balances in the first half of 2002 versus 2001.

The Company did not record a provision for income taxes in 2002. The Company applied net operating loss carryforwards to reduce taxable income to $0.

Comparison of the Years Ended December 31, 2001 and December 31, 2000

Net sales for the year ended December 31, 2001 from all business activities decreased approximately 5% or $288,325 to $5,605,067, as compared to $5,893,392 for the year ended December 31, 2000. Net chemical sales during the same period decreased by 7%. These decreases reflect a much slower market for many customers in the electronic assembly industry corresponding with a general recessionary economic environment. Sales of equipment, processes and peripheral systems increased during the year ended December 31, 2001 as compared to 2000, and as a percentage of net sales remained below 10% in both 2000 and 2001. The Company’s focus continues to be on chemical sales, but equipment sales have the potential to enhance future chemical sales.

Gross profit for the year ended December 31, 2001 decreased 10% or $330,227 to $2,888,604 as compared to $3,218,831 for the year ended December 31, 2000, reflecting the lower sales volume and negative changes in product mix.

Selling, marketing, general and administrative expenses for the year ended December 31, 2001 decreased 11% or $336,842 to $2,620,963 as compared to $2,957,805 for the year ended December 31, 2000. This decrease reflects management’s continuing effort to control costs in these areas. In addition, certain personnel changes, including reductions in personnel and redirection of individual efforts have contributed to this reduction.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 will require the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also will record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

KYZEN CORPORATION
PART II (Continued)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending after December 15, 2002 and are included in Note 1 in the Notes to Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements as the Company has no variable interest entities. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Recent Business Developments

During 2002, management implemented steps to control expenses in all areas and focus on increasing sales by adhering to the Technical Roads plan outlined above in Item 1. Despite the weak economy in 2001 and 2002, particularly in the Electronics and Semiconductor Technical Roads, the Company followed its plan to pursue other high technology cleaning niches. These efforts have proved successful and management intends to continue to execute this same strategy in 2003.

Liquidity and Capital Resources

The Company’s primary sources of funds have been the remaining proceeds from its initial public offering in 1995 and cash flow from operations. The Company’s primary uses of funds are the funding of research and development of new products, purchase of capital equipment and sales and marketing activities.

As of December 31, 2002, the Company had working capital of $1,310,858, compared to $1,179,539 as of December 31, 2001, representing an increase of $131,319. Increases in cash and accounts receivable and other assets along with a decrease in accounts payable are primarily responsible for the increase in working capital, which was partially offset by decreases in inventory and the collection of an outstanding note receivable to the Company. The inventory decreases are due to increased use of just-in-time delivery of some raw materials at the end of the year. The decrease in accounts payable is the result of fewer raw material receipts at the end of the year, along with generally lower payables as the Company effectively used the cash on hand. The increase in other current assets is the result of pre-payments for several trade shows and insurance contract payments.

Cash provided by operations was $99,088 for the year ended December 31, 2002, a net increase of $124,272 from the $25,184 of cash used by operations for the year ended December 31, 2001. This increase in cash provided by operations is attributed mostly to the net income for the year versus the net loss in 2001. The decrease in inventory and a much smaller increase in accounts receivable account for most of the balance in this activity, which was partially offset by a decrease in accounts payable.

KYZEN CORPORATION
PART II (Continued)

Cash used in investing activities of $32,931 for the year ended December 31, 2002, represented a decrease of $248,804 as compared to cash provided by investing activities for the year ended December 31, 2001 of $215,873. This variation is primarily due to the absence of short-term investments and payments from a major shareholder which provided $300,000 from investing activities in 2001.

Capital expenditures for the year ended December 31, 2002 increased 22% to $56,306 from $46,180 for the year ended December 31, 2001. This increase of $10,126 reflects capital spending on manufacturing plant capacity expansions as well as necessary computer related expenditures. Capital expenditures for patents decreased for the year ended December 31, 2002 to $6,625 from $7,947 for the year ended December 31, 2001. The Company remains committed to the pursuit of patents and the need to protect its patent rights where appropriate.

The reduction in cash flows used in financing activities in 2002 is a result of the payment by the Company of notes payable totaling $100,000 in 2001; however, there was some use of cash in the Company’s stock repurchase program in 2002. This program was approved by the Board of Directors in October 2002 and began in December 2002. As of December 31, 2002, $189 of Common Stock or 900 shares, had been repurchased by the Company.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash balances together with projected cash flows from operations will be sufficient to satisfy its contemplated cash requirements through at least December 31, 2003. The Company’s cash requirements for 2003 and beyond will depend primarily upon the level of sales of chemical products, inventory levels, product development, product procurement, sales and marketing expenditures, timing of potential acquisitions and capital expenditures. If the Company’s plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, deterioration of customer base, financial condition or otherwise), the Company may have to seek financing from public or private debt and equity markets. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company’s ability to obtain financing. Additionally, the Company plans to continue to investigate potential acquisition candidates that are consistent with the Company’s growth strategy, which would create additional financing needs for the Company.

Contractual Obligations

The following table sets forth our contractual obligations at December 31, 2002.

	Payments Due by Period

	Total	1 Yr	2-3 Yrs	4-5 Yrs	Thereafter

Operating leases	$483,025	$148,420	$306,640	$27,965	$0

Total contractual cash obligations	$483,025	$148,420	$306,640	$27,965	$0

International Trade Developments

In 1998, manufacturers in the Peoples Republic of China became significant suppliers of the Company. In 2002 and 2001, the Company imported raw materials from foreign sources, the largest being located in China. The Company continues to rely on this foreign source and is not aware of any changes in international legislation or events that could have a material effect on this supply.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Kyzen’s significant accounting policies are described in Note 1 in the Notes to Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgements or estimates. Management considers the following to be critical:

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are recorded and amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, not exceeding 20 years. Patent costs are reviewed for impairment whenever events or changes in circumstances indicate that

KYZEN CORPORATION
PART II (Continued)

the carrying amount of the assets may not be recoverable. During 2002, the Company recognized approximately $4,000 as an impairment for part of a foreign patent application that was abandoned. Additionally, the Company recorded the cost of an application for a pending patent as an asset. Management relies on sales estimates of patented products to evaluate impairment of patents. If such sales estimates are not attained, there could be future impairment of the patents. If a pending patent is not approved, the remaining net book value is written off.

KYZEN CORPORATION
PART II (Continued)

Item 7.       Financial Statements

Independent Auditors’ Report

The Board of Directors
and Shareholders of
Kyzen Corporation:

We have audited the accompanying balance sheets of Kyzen Corporation as of December 31, 2002 and 2001, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kyzen Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Nashville, Tennessee
January 18, 2003

KYZEN CORPORATION

BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$383,306	$317,338
Accounts receivable, net of allowance for doubtful accounts of $11,683 in 2002, and $11,616 in 2001	927,508	919,650
Note receivable from related party	—	30,000
Inventory	419,340	457,437
Other	72,711	60,353

Total current assets	1,802,865	1,784,778
Property and equipment, net	272,216	352,291
Patents, net	204,203	216,469

Total assets	$2,279,284	$2,353,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$489,438	$598,802
Accounts payable to related parties	2,569	6,437

Total current liabilities	492,007	605,239
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $0.01 par value;10,000,000 shares authorized, no shares issued or outstanding in 2002 and 2001; 100,000 Designated Series A Junior Participating Preferred Stock	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized, 4,776,887 shares issued and outstanding in 2002 and 4,777,787 shares issued and outstanding in 2001	47,769	47,778
Additional paid-in capital	5,302,224	5,302,404
Accumulated deficit	(3,562,716)	(3,601,883)

Total shareholders’ equity	1,787,277	1,748,299

Total liabilities and shareholders’ equity	$2,279,284	$2,353,538

See accompanying notes to the financial statements.

KYZEN CORPORATION

STATEMENTS OF OPERATIONS

	For the years ended
	December 31,

	2002	2001

Net sales	$5,930,466	$5,605,067
Cost of sales	2,843,893	2,716,463

Gross profit	3,086,573	2,888,604
Operating costs and expenses:
Selling, marketing, general and administrative expenses	2,507,694	2,620,963
Research and development expenses	545,680	549,101

Total operating expenses	3,053,374	3,170,064

Operating income (loss)	33,199	(281,460)
Other income (expense):
Interest income	5,968	15,540
Interest expense	—	(2,724)

Total other income	5,968	12,816

Net income (loss)	$39,167	$(268,644)

Net income (loss) per share – basic	$0.01	$(0.06)

Net income (loss) per share – diluted	$0.01	$(0.06)

Weighted average shares outstanding – basic	4,777,718	4,777,787

Weighted average shares outstanding – diluted	4,777,718	4,777,787

See accompanying notes to the financial statements.

KYZEN CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2002 and 2001

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2000	4,777,787	$47,778	$5,202,404	$(3,333,239)	$1,916,943
Payment of Shareholder Loan	—	—	100,000	—	100,000
Net Loss and Comprehensive Loss	—	—	—	(268,644)	(268,644)

Balance at December 31, 2001	4,777,787	47,778	5,302,404	(3,601,883)	1,748,299
Purchase of Common Stock	(900)	(9)	(180)	—	(189)
Net Income and Comprehensive Income	—	—	—	39,167	39,167

Balance at December 31, 2002	4,776,887	$47,769	$5,302,224	$(3,562,716)	$1,787,277

See accompanying notes to the financial statements.

KYZEN CORPORATION

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,

	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$39,167	$(268,644)
Depreciation and amortization	155,272	197,097
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in accounts receivable	(7,858)	(83,105)
Decrease (increase) in inventory	38,097	(25,518)
(Increase) decrease in other current assets	(12,358)	12,769
Decrease in interest receivable from related parties	—	1,750
(Decrease) increase in accounts payable and accrued expenses	(113,232)	140,467

Net cash provided by (used in) operating activities	99,088	(25,184)

Cash Flows from Investing Activities:
Maturity of short-term investments	—	200,000
Purchase of property and equipment	(56,306)	(46,180)
Purchase of patent rights and related expenditures	(6,625)	(7,947)
Collection of note receivable from related party	30,000	—
Note receivable from related party	—	(30,000)
Payment of loan from major shareholder	—	100,000

Net cash (used in) provided by investing activities	(32,931)	215,873

Cash Flows from Financing Activities:
Payments of long term debt	—	(100,000)
Purchase of common stock	(189)	—

Net cash used in financing activities	(189)	(100,000)

Net increase in cash and cash equivalents	65,968	90,689
Cash and cash equivalents at beginning of year	317,338	226,649

Cash and cash equivalents at end of year	$383,306	$317,338

Supplemental cash flow information:
Cash used for interest payments was $0 in 2002 and $2,724 in 2001. The Company paid no income taxes in 2002 or 2001.

See accompanying notes to the financial statements.

KYZEN CORPORATION

NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Kyzen Corporation (“Kyzen” or the “Company”) was incorporated under the laws of the State of Utah on March 9, 1990. On May 26, 1999, the Company redomesticated under the laws of Tennessee. Kyzen was formed to develop environmentally safe chemical solutions to replace ozone-depleting chlorinated solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company’s chemical solutions. Sales of such equipment totaled less than 10% of net sales in both 2002 and 2001. Typically, these products are sold as separate items and are integrated into a cleaning process by the customer, or by the Company as part of a contract service. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company’s operations are conducted within one reportable business segment. Sales to customers outside the United States totaled $575,194 in 2002 and $779,598 in 2001, representing approximately 10% of net sales in 2002 and 14% of net sales in 2001. No individual customer or foreign country accounted for more than 10% of the Company’s revenue in 2002 or 2001.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers investment securities with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are valued at the lower of cost or market value with cost determined using the weighted average and the first in, first out (FIFO) method.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful lives (2 to 12 years) of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.

Patent Costs

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are recorded and amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, which range from 17 to 20 years. If a pending patent is not approved, the remaining net book value is written off. Accumulated amortization was $138,613 and $119,722 at December 31, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

Business Concentrations

The Company purchases its raw materials, components and finished machines from a variety of sources. Through its agreements with certain third parties, the Company will be dependent on those parties for the production of their unique chemicals.

The Company sells its products to customers involved in a variety of industries including electronics, metal finishing, optics, semiconductors and industrial manufacturing. Kyzen performs continuing credit evaluations of its customers and does not require customers to pledge collateral. Historically, the Company has not experienced significant losses related to individual customers or groups of customers in any particular industry or geographic area.

Revenue Recognition

Revenue from sales of chemical products or services is recognized when the products are shipped or the services are performed. Revenues and profits for certain equipment contracts are recorded using the percentage of completion method based on the product type, contract size and duration of the time to completion. The percentage of completion is determined by relating the actual costs of work performed to date to the current estimated total cost of the respective contracts. If estimated total costs on any of these contracts indicate a loss, the entire amount of the estimated loss is recognized immediately.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed in the period incurred and totaled $34,633 in 2002 and $76,453 in 2001.

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

Comprehensive Income

The Company did not have any components of comprehensive income other than net income in 2002 and net loss in 2001.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2002	2001

Net income (loss), as reported	$39,167	(268,644)
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(3,140)	(22,195)

Pro forma net income (loss)	$36,049	(290,839)

Net income (loss), per share reported (basic and diluted)	0.01	(0.06)
Net income (loss), per share, pro forma (basic and diluted)	0.01	(0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

	2002		2001

Expected dividend yield		0%		0%
Expected stock price volatility		105.0%		99.3%
Risk-free interest rate		5.21%		5.15%
Expected life of options	1-10	years	1-10	years

The weighted average fair value at date of grant for options granted during 2002 and 2001 was $0.19 and $0.78 per option, respectively.

Earnings Per Share

The Company calculates basic earnings per share as income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated using the treasury stock method for options and warrants. At December 31, 2002, the Company had 575,183 options and 1,650,000 warrants outstanding. Because the Company incurred net losses in 2001, the effect of common stock options and warrants was not included in the computation of diluted earnings per share as such effect was anti-dilutive. Although the Company had a net income in 2002, the exercise price of these options and warrants was above the market price of the Company’s stock in each of the granting reporting periods ending December 31, 2002; therefore, the effect from these options and warrants was anti-dilutive.

Fair Value of Financial Instruments

Carrying values of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 will require the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also will record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements as the Company has no variable interest entities. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 2 – NOTES RECEIVABLE

During 1999, certain key executives of the Company exercised options to purchase 93,333 shares of the Company’s common stock by executing non-recourse promissory notes payable to the Company. At December 31, 2002 and 2001, the notes totaled $17,500 and are reflected as a reduction in additional paid-in capital. The notes bear interest at 5% per year and mature on November 24, 2003 and are secured by the Company’s common stock held by such executives. The interest payable on the notes is being withheld from the applicable executives’ paychecks.

On November 1, 2000, the Company entered into a $100,000 short-term promissory note with a major shareholder. The note bore interest at prime plus 1% and was secured by 350,000 shares of the Company’s common stock held by the shareholder. Due to the uncertain nature of the shareholder’s intent to repay the loan, as evidenced by his failure to repay the loan on the original maturity date, the note was reflected as a reduction of shareholders’ equity. All principal and interest was paid during April 2001.

During 2001, the Company entered into a short-term loan of $30,000 with Michael L. Bixenman, Chairman of the Company, for the purchase of Kyzen Common Stock from another shareholder. This loan bore interest at a rate of 9% per year and had an original maturity date of April 2002. Interest was received via automatic payroll deductions on a monthly basis. This loan was secured by 200,000 shares of the Company’s Common Stock. In April 2002, a payment in the amount of $10,000 was received from Mr. Bixenman. At that time, the note maturity was extended to April 2003 by the Board of Directors. In December 2002, Mr. Bixenman paid the note in full in advance of the required due date.

NOTE 3 – INVENTORY

Inventory consists of the following:

	December 31,

	2002	2001

Raw materials	$287,910	$341,557
Work in process	—	1,705
Finished goods	131,430	114,175

	$419,340	$457,437

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,

	2002	2001

Manufacturing equipment	$709,290	$663,529
Office furniture and fixtures	485,478	474,933
Demonstration equipment	413,614	413,614
Leasehold improvements	278,231	278,231

	1,886,613	1,830,307
Less-accumulated depreciation	(1,614,397)	(1,478,016)

	$272,216	$352,291

Depreciation expense totaled $136,381in 2002 and $177,334 in 2001.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,

	2002	2001

Accounts payable	$330,610	$430,826
Salaries, wages and commissions	11,357	13,404
Other accrued expenses	147,471	154,572

	$489,438	$598,802

NOTE 6 – NOTES PAYABLE

During the fourth quarter of 2000, the Company entered into a line of credit permitting maximum borrowings of $200,000 with a bank. This line of credit had a maturity date of April 30, 2001. Money borrowed by the Company pursuant to the line of credit incurred interest at a rate of 7.95%. The obligation to repay any money borrowed pursuant to the line of credit was secured by $200,000 of short-term investments with the same maturity date, earning interest at 5.95%. The Company borrowed $100,000 under this credit line during the fourth quarter of 2000. The Company repaid this obligation during the second quarter of 2001 and has not reentered into such an arrangement. There were no other notes payable during the balance of 2001 nor at any time during 2002.

NOTE 7 – CAPITAL STOCK

Common Stock

The Company is authorized to issue up to 40,000,000 shares of common stock, $0.01 par value per share (the “Common Stock”).

Warrants

In conjunction with its initial public offering in 1995, the Company issued warrants to purchase 1,650,000 shares of Common Stock at an exercise price of $5.00 per share. The Warrants were exercisable from February 4, 1996 through August 4, 2002. The Board of Directors authorized the extension of the expiration date of these warrants, effective June 18, 2002, from August 4, 2002 to August 4, 2004. This extension provided the Company’s Warrant holders with two additional years to exercise their Warrants. The Warrants are subject to redemption at the Company’s option at $0.05 per warrant at any time on thirty-days, prior written notice, provided that the closing price or the closing bid quotation for the Common Stock has equaled or exceeded $7.50 for ten trading days. All warrants remained outstanding at December 31, 2002.

Preferred Stock

The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.01 per share (the “Preferred Stock”). The terms of any Preferred Stock to be authorized, including dividend rates, conversion prices, voting rights, redemption prices, and similar matters, will be determined by the Board of Directors. As of December 31, 2002, there were no shares of preferred stock issued or outstanding.

Stock Purchase Right

On January 15, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock to holders of record at the close of business on January 15, 1999. Each Right will entitle the registered holder, subject to the terms of the Rights Agreement, to purchase from the Company one one-hundredth (0.01) of a share of Series A Junior Participating Preferred Stock at a purchase price of $5.00 per Right, subject to adjustment (the “Purchase Price”). The Rights may cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by a majority of the Board of Directors. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Company’s Board of Directors.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

The Rights attach to all certificates representing outstanding shares of Company Common Stock, and no separate certificates in respect of the Rights will be distributed. The Rights will separate from the Common Stock, and will be distributed, upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Stock, excluding certain specified persons (such person or group being an “Acquiring Person”), or (ii) 10 business days (or such later date as may be determined by the Board of Directors) following the commencement of, or an announcement of an intention to commence, a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person (the earlier of (i) and (ii) being the “Distribution Date”). Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such certificates, (ii) new Common Stock certificates will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificates. In the event that any person becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, the number of shares of Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the Purchase Price.

The Rights are not exercisable until distributed and will expire at the close of business on January 15, 2009 unless earlier redeemed or extended by the Company.

In the event that, after such time as a person becomes an Acquiring Person: (i) the Company engages in a merger or business combination transaction in which the Company is not the surviving corporation; (ii) the Company engages in a merger or business combination transaction in which the Company is the surviving corporation and the Common Shares of the Company are changed or exchanged; or (iii) 50% or more of the Company’s assets or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise of the Right, the number of shares of common stock of the acquiring company having a value equal to two times the Purchase Price. The Board of Directors may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, payable, at the election of the Board of Directors, in cash or shares of Company Common Stock. Until a Right is exercised, the holder will have no rights as a shareholder.

A total of 100,000 shares of Series A Junior Participating Preferred Stock are initially reserved for issuance upon exercise of the Rights, subject to adjustment.

Stock Options

The Company has an incentive stock option plan. Under this plan, officers, directors and other key employees of the Company may be granted options, each of which allows for the purchase of shares of the Company’s Common Stock. The per share exercise price of the options granted under the plan is equal to the estimated fair value of the Common Stock on such date as determined by the Board of Directors, except for options granted to 10% or greater shareholders for which the per share exercise price is 110% of the estimated fair value. Under the plan, the Company has reserved 600,000 shares of Common Stock for issuance upon exercise of the options. The stock options have terms of five to ten years from the date of the grant and vest ratably over a three-year period, except for options granted to outside directors, which vest immediately upon grant.

During 2001, the Company granted options to outside directors to purchase 15,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share.

During 2002, the Company granted options to its outside directors to purchase 15,000 shares of the Company’s Common Stock at an exercise price of $0.21 per share. The Company also granted options to officers and employees to purchase 67,600 shares of the Company’s Common Stock at an exercise price of $0.21 per share.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

Stock option transactions were as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding, December 31, 2000	501,750	$2.38
Granted	15,000	0.50
Exercised	—	—
Forfeited	(19,167)	1.84

Outstanding, December 31, 2001	497,583	2.34
Granted	82,600	0.21
Exercised	—	—
Forfeited	(5,000)	1.29

Outstanding, December 31, 2002	575,183	$2.04

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

Options Outstanding				Options Exercisable

		Weighted Average
Range of		Remaining	Weighted		Weighted
Exercise	Number	Contractual Life	Average	Number	Average
Prices	Outstanding	(years)	Exercise Price	Exercisable	Exercise Price

$0.21	81,100	9.3	$0.21	15,000	$0.21
0.40 – 0.75	100,600	6.9	0.64	97,479	0.66
1.00 – 1.38	45,300	5.6	1.31	45,300	1.31
1.69 – 1.86	55,700	2.8	1.81	55,700	1.81
2.81 – 3.99	291,983	1.1	3.19	291,983	3.19
4.50	500	1.0	4.50	500	4.50

	575,183		2.04	505,962	2.29

NOTE 8 – RETIREMENT PLAN

The Company implemented the Kyzen Corporation 401(k) Retirement Plan (the “Plan”) in 1997. Employees become eligible to participate in the Plan after 90 days of their initial employment. Employees may contribute as little as 1% or up to 20% of their salary to the Plan. The Company pays all expenses of the Plan and matches employee contributions on a discretionary basis in such amounts as are determined by the Company’s Board of Directors. Matches of employee contributions are available to the employee based on a six year vesting schedule that is prorated at different percentages for each year vested. The Company did not match or make other contributions to the Plan during 2002 or 2001. The Plan expense for 2002 and 2001 was $1,689 and $1,439, respectively.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 9 – INCOME TAXES

The Company did not record a provision for income taxes in 2002 or 2001. A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes is as follows:

	December 31,

	2002	2001

Income tax expense (benefit) at statutory rate	$13,317	$(91,339)
State income taxes, net of federal tax provision	3,002	(4,308)
Research and development credit, net of federal tax provision	(24,524)	(27,102)
Change in valuation allowance	1,559	165,928
Other	6,646	(43,179)

Total income tax provision	$—	$—

Significant components of the Company’s deferred tax assets at December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

Federal and state net operating loss carryforwards	$843,322	$892,159
Research and development credits	280,976	243,818
Other	54,640	41,402

Deferred tax assets	1,178,938	1,177,379
Valuation allowance	(1,178,938)	(1,177,379)

Net deferred tax assets	$—	$—

At December 31, 2002, the Company had net operating loss carryforwards available to reduce future Federal taxable income of approximately $2,206,856. The carryforwards expire between 2007 and 2021. The Company has provided a valuation allowance for the entire balance of its deferred tax assets, including its net operating loss carryforwards, due to the uncertainty of future realization.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations from facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2002 and extended to May 2006. The lease for the Tennessee facility was renewed in February 2001 and extended to January 2006 with an option to renew for an additional five years. As of December 31, 2002, future annual rental payments for the next five years are summarized as follows:

2003	$148,420
2004	150,520
2005	156,120
2006	27,965
2007	-0-

Total rent expense was $153,781 in 2002 and $147,109 in 2001. Included in rent expense for 2002 and 2001 is approximately $109,000 and $104,000, respectively, of rent paid to Charles Hawkins Company, whose pension plan is a shareholder of the Company.

KYZEN CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

Patents

The Company’s original patents were for products developed by a founder of the Company while employed by Bix Manufacturing Company (“Bix”) and Delphi Automotive Systems (“Delphi”, formerly Delco Electronics, a division of General Motors). The joint effort was undertaken to develop a more effective non-chlorinated fluorocarbon cleaning solvent which would be environmentally neutral. A patent was applied for jointly by Bix and Delphi in 1989. The Company purchased the patent rights from Bix in 1990 and two patents were subsequently issued jointly to Kyzen and Delphi in the United States. Delphi retained the right to use chemistry developed under the patent and the Company retains the right to market the patented technology. However, if the Company enters into a license or royalty arrangement for the patented technology, the resulting license fee or royalty revenues will be shared jointly between Delphi and the Company.

Royalty Agreements

The Company is also required to pay patent royalties to Bix, a shareholder of the Company. Royalties are based on 2% of revenues related to the patented chemistry and amounted to less than $50,000 in both 2002 and 2001. The Company is currently settling its royalty obligation through consulting services performed by the Company. In addition, the Company also pays a royalty to Honeywell for the sale of products under a licensing arrangement with Honeywell. The royalty is based on a percentage of sales made by Kyzen under the agreement. In both 2002 and 2001, these royalty payments were less than $50,000.

Employment Agreements

Certain officers and key employees are party to an employment agreement that provides that if the employee is terminated upon a change of control, the employee shall immediately be paid, among other things, all accrued compensation to the date of termination. For the remainder of the existing employment term and for a period of two years thereafter, the employee shall be entitled to receive semi-monthly severance payments equal to the salary which would otherwise have been paid to the employee.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company paid certain shareholders approximately $122,000 and $137,000 for advertising, investor relations, transportation services and rent in 2002 and 2001, respectively. The Company received a payment in the amount of $10,000 in April 2002 and another payment of $20,000 in December 2002 from Mike Bixenman, Chairman of the Company in full payment of a loan given to him in April 2001. Also see notes 2 and 10.

KYZEN CORPORATION
PART II (Continued)

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 29, 2001, the Board of Directors of the Company, based on the recommendations of management and the Audit Committee, approved the dismissal of PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) and the engagement of KPMG LLP (“KPMG”) as the Company’s independent public accountants effective November 2001, following the closing of the Nashville office of PricewaterhouseCoopers. KPMG audited the Company’s financial statements for the years ended December 31, 2002 and 2001.

During the past two fiscal years, there were no disagreements between the Company and KPMG, or PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG or PricewaterhouseCoopers, would have caused KPMG or PricewaterhouseCoopers to make reference to the subject matter of the disagreement in connection with its report. Neither KPMG nor PricewaterhouseCoopers has, in either of the preceding two fiscal years, issued an adverse opinion or disclaimer of opinion with respect to the Company’s financial statements or qualified or modified their opinions as to uncertainty, audit scope or accounting principles. During the fiscal year prior to their engagement as the Company’s independent accountants, the Company did not consult with KPMG regarding accounting or reporting issues. PricewaterhouseCoopers submitted a letter dated November 2, 2001 addressed to the Securities and Exchange Commission regarding the Company’s change in independent accountants which was filed as an exhibit to the Company’s current report on Form 8-K dated November 2, 2001 and has been incorporated by reference into the exhibits filed with this annual report.

KYZEN CORPORATION
PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Incorporated by reference to the information contained under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2003.

Item 10.      Executive Compensation

Incorporated by reference to the information contained under the captions “Compensation of Directors” and “Executive Compensation” included in Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2003.

Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” included in Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2003.

Item 12.       Certain Relationships and Related Transactions

Incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” included in Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2003.

Item 13.       Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

Exhibit 3.1	Registrant’s Restated Charter (1)
Exhibit 3.2	Amended Bylaws of Registrant (1)
Exhibit 4.1	Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities, dated August 3, 1995 (2)
Exhibit 4.5	Specimen of Common Stock Certificate (3)
Exhibit 4.6	Specimen of Warrant Certificate (3)
Exhibit 4.7	Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock Transfer & Trust (4)
Exhibit 10.1	Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant’s headquarters and chemical manufacturing facilities (2)
Exhibit 10.3	Employee Agreements, dated January 1, 1994 with officers and key employees of Registrant (2):
(a) Kyle J. Doyel*
(b) Michael L. Bixenman*
(c) Thomas M. Forsythe*
Exhibit 10.4	1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and Exercise Notice and Agreement (2)
Exhibit 10.5	First Amendment to the 1994 Employee Stock Option Plan* (2)
Exhibit 10.7	Purchase Agreement, dated May 1, 1990, between Bix Manufacturing Company, Inc. and Registrant (2)
Exhibit 10.8	Technology Exchange Agreement, dated December 17, 1993, between Bix Manufacturing Company, Inc. and Registrant (2)
Exhibit 10.20	Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust Company (2)
Exhibit 10.21	Reassignment of Patents to Bix Manufacturing Company, Inc. (2)
Exhibit 10.24	Lease Agreement, dated April 25, 1995, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (5)
Exhibit 10.31	Form of Amendment No. 1 to Employment Agreements with certain officers of the Company (6):
(a) Kyle J. Doyel*
(b) Michael L. Bixenman*
(c) Thomas M. Forsythe*
Exhibit 10.33	Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant’s Nashville, Tennessee headquarters and chemical manufacturing facilities (7)
Exhibit 10.37	Second Amendment to Lease Agreement, dated May 20, 2002, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (8)
Exhibit 23	Consent of KPMG LLP

            * Indicates a management contract or compensation plan or arrangement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s filing on Form 8-A dated January 15,1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b) Reports on Form 8-K

     None.

Item 14.       Controls and Procedures

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

(Registrant)	Kyzen Corporation

By	/s/ Kyle J. Doyel

Kyle J. Doyel, President, CEO (Principal Executive Officer), Director

Date:	March 21, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Michael L. Bixenman

Michael L. Bixenman, Chairman, Vice President, Director

Date:	March 21, 2003

By	/s/ Kyle J. Doyel

Kyle J. Doyel, President, CEO (Principal Executive Officer), Director

Date:	March 21, 2003

By	/s/ Thomas M. Forsythe

Thomas M. Forsythe, Vice President, Treasurer (Principal Accounting Officer and Principal Financial Officer), Director

Date:	March 21, 2003

By	/s/ John A. Davis III

John A. Davis III, Director

Date:	March 21, 2003

By	/s/ James R. Gordon

James R. Gordon, Director

Date:	March 21, 2003

By	/s/ Janet Korte Baker

Janet Korte Baker, Director

Date:	March 21, 2003

CERTIFICATIONS

I, Kyle J. Doyel, certify that:

      1.   I have reviewed this annual report on Form 10-KSB of Kyzen Corporation;

      2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

           c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

           a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

           b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.   The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Kyle J. Doyel

Kyle J. Doyel Chief Executive Officer

I, Thomas M. Forsythe, certify that:

      1.   I have reviewed this annual report on Form 10-KSB of Kyzen Corporation;

      2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

           c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

           a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

           b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.   The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ Thomas M. Forsythe

Thomas M. Forsythe Chief Accounting Officer