Form 10QSB
period 2003-03-31
KYZEN CORP
filed 2003-05-15
CIK 944727

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2003

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________ to ____________________________

Commission file number	000-26434

Kyzen Corporation

(Exact Name of the Small Business Issuer as
Specified in Its Charter)

Tennessee	87-0475115

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

4,776,887 shares of Common Stock, $0.01 par value per share, outstanding as of May 2, 2003

Transitional Small Business Disclosure Format (Check one):

[   ] Yes [ X ] No

KYZEN CORPORATION

Part I. Financial Information

Item 1. Financial Statements

BALANCE SHEETS

       (Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$384,573	$383,306
Accounts receivable, net of allowance for doubtful accounts of $12,391 in 2003 and $11,683 in 2002	938,234	927,508
Inventory	430,657	419,340
Other current assets	81,419	72,711

Total current assets	1,834,883	1,802,865
Property and equipment, net	245,988	272,216
Patents, net	199,176	204,203

Total assets	$2,280,047	$2,279,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$446,739	$489,438
Accounts payable to related parties	—	2,569

Total current liabilities	446,739	492,007
Shareholders’ equity:
Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2003 or December 31, 2002; 100,000 of which have been designated Series A Junior Participating Preferred Stock		—
Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 4,776,887 shares issued and outstanding at March 31, 2003 and December 31, 2002	47,769	47,769
Additional paid-in capital	5,302,224	5,302,224
Accumulated deficit	(3,516,685)	(3,562,716)

Total shareholders’ equity	1,833,308	1,787,277

Total liabilities and shareholders’ equity	$2,280,047	$2,279,284

See accompanying notes to the financial statements.

KYZEN CORPORATION

Part I. Financial Information (continued)

STATEMENTS OF INCOME

            (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$1,544,809	$1,427,360
Cost of sales	665,422	707,464

Gross profit	879,387	719,896
Operating costs and expenses:
Selling, marketing, general and administrative expenses	687,807	581,396
Research and development expenses	146,271	137,887

Total operating expenses	834,078	719,283

Operating income	45,309	613
Other income	722	1,608

Net income	$46,031	$2,221

Net income per share – basic	$0.01	$0.00
Net income per share – diluted	0.01	0.00
Weighted average shares outstanding – basic	4,776,887	4,777,787
Weighted average shares outstanding – diluted	4,776,887	4,777,787

See accompanying notes to the financial statements.

KYZEN CORPORATION

Part I. Financial Information (continued)

STATEMENTS OF CASH FLOWS

                 (Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net income	$46,031	$2,221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,080	39,785
Gain on sale of property and equipment	(450)	—
Increase in accounts receivable	(10,726)	(16,946)
(Increase) decrease in inventory	(11,317)	56,170
Increase in other current assets	(8,708)	(16,478)
Decrease in accounts payable and accrued expenses	(45,268)	(129,549)

Net cash provided by (used in) operating activities	6,642	(64,797)

Cash Flows from Investing Activities:
Purchase of property and equipment	(5,825)	(4,404)
Proceeds from sale of property and equipment	450	—
Expenditures for patent rights	—	(792)

Net cash used by investing activities	(5,375)	(5,196)

Net increase (decrease) in cash and cash equivalents	1,267	(69,993)
Cash and cash equivalents at beginning of period	383,306	317,338

Cash and cash equivalents at end of period	$384,573	$247,345

See accompanying notes to the financial statements.

KYZEN CORPORATION

PART I. Financial Information (continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

Background

Kyzen® Corporation (“Kyzen” or the “Company”) was initially incorporated in the State of Utah in 1990. In May 1999, the Company re-domesticated under the laws of the State of Tennessee. Kyzen was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications. This core business continues to be focused on four markets, which the Company has defined as “Technical Roads.” The Technical Roads include Electronics, Semiconductor, Optics and Metal Finishing. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use of the Company’s chemicals by its customers. Sales of such equipment were less than 10% of net sales in each of the three months ended March 31, 2003 and March 31, 2002. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company’s operations are conducted within one reportable segment. Sales to customers outside the United States totaled $167,639, or 11%, of net sales in the three months ended March 31, 2003, and $160,728, or 11%, of net sales in the three months ended March 31, 2002. The Company is not dependent on any single customer. During the three months ended March 31, 2003, no single customer accounted for more than 10% of total sales.

Interim financial statements

The interim balance sheet at March 31, 2003 and the interim statements of income and of cash flows for the three months ended March 31, 2003 and 2002 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted, although management believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2002, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Earnings per share

The Company calculates basic earnings per share as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated using the treasury stock method for options and warrants. At the periods ended March 31, 2003 and March 31, 2002, there were options to purchase 565,583 and 497,583 shares of the Company’s common stock, respectively, and warrants to purchase 1,650,000 shares of the Company’s common stock outstanding. As of March 31, 2003 and as of March 31, 2002, none of the options or warrants had an exercise price less than the average trading value of the stock; therefore, there was no dilutive effect.

KYZEN CORPORATION

PART I. Financial Information (continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended
	March 31,

	2003	2002

Net income, as reported	$46,031	2,221
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(856)	(1,653)

Pro forma net income	$45,175	568

Net income, per share reported (basic and diluted)	0.01	0.00
Net income, per share, pro forma (basic and diluted)	0.01	0.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

	Three Months Ended
	March 31,

	2003	2002

Expected dividend yield	0%	0%
Expected stock price volatility	1.06%	1.01%
Risk-free interest rate	3.96%	5.38%
Expected life of options	1-10 years	1-10 years

NOTE 2 INVENTORY

The following table details the components of inventory in the Company’s financial statements:

	March 31, 2003	December 31, 2002

Raw Materials	$305,377	$287,910
Work in process	—	—
Finished goods	125,280	131,430

Total Inventory	$430,657	$419,340

KYZEN CORPORATION

Part I. Financial Information (continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 INCOME TAXES

No provision for income taxes has been included due to the availability of net operating loss carryforwards sufficient to offset the first quarter 2003 taxable income.

NOTE 4 RELATED PARTIES

There were no reportable related party transactions during the three months ended March 31, 2003.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements as the Company has no variable interest entities. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities after the Interpretation becomes effective.

NOTE 6 SUBSEQUENT EVENTS

On April 17, 2003, the Company announced that it expanded its stock repurchase program to include the repurchase of the Company’s common stock through privately negotiated transactions.

KYZEN CORPORATION

Part I. Financial Information (continued)

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

Comparison of Quarters Ended March 31, 2003 and March 31, 2002

Net sales for the quarter ended March 31, 2003 from all business activities increased approximately 8%, or $117,449, to $1,544,809 as compared to $1,427,360 for the quarter ended March 31, 2002. This increase in sales volume is a reflection of higher domestic sales and increased demand for almost all of the Company’s lines of cleaning products. International sales were $167,639 for the quarter ended March 31, 2003 as compared to $160,728 for the quarter ended March 31, 2002. This represents approximately 11% of net sales in both periods.

Gross profit for the quarter ended March 31, 2003 increased 22%, or $159,491, to $879,387 as compared to $719,896 for the first quarter of 2002. Gross profit as a percent of net sales increased to 57% for the quarter ended March 31, 2003 from 50% for the same period in 2002. This increase in gross profit and gross profit as a percent of net sales reflects changes in Kyzen’s product sales mix, including a reduction in sales of certain products with lower gross margins and the introduction of several new and innovative products with margins that are more in line with other Kyzen products.

Selling, marketing, general and administrative expenses for the quarter ended March 31, 2003 increased 18%, or $106,411, to $687,807 as compared to $581,396 for the quarter ended March 31, 2002. These increases are related to higher commissions resulting from increased sales, greater marketing expenses related to trade show participation and travel and general increases in areas such as payroll and insurance cost.

Research and development expenses increased by 6% or $8,384, during the quarter ended March 31, 2003 to $146,271 from $137,887 during the quarter ended March 31, 2002. This increase is related to increases in payroll and increases in the volume of analytical testing that has been performed as new products were developed, tested and introduced into the market.

Operating income for the quarter ended March 31, 2003 was $45,309 as compared to $613 for the quarter ended March 31, 2002. The increased sales volume and changes in product sales mix provided for much improvement in the gross margin contributions and, combined with controlled spending in the sales and research areas, resulted in increased operating income.

KYZEN CORPORATION

Part I. Financial Information (continued)

Other income of $722 for the quarter ended March 31, 2003 reflects a decrease of $886, or 55%, from other income of $1,608 for the quarter ended March 31, 2002. This reflects reduced rates of return on money market investments and reduced interest income as a result of payments on an officer’s note receivable.

Liquidity and Capital Resources

The Company’s primary source of funds has been cash flows from operations and increases in working capital. The Company’s primary uses of funds are research and development of new product lines, purchases of equipment and patents and sales, marketing and administrative activities. The Company monitors cash requirements and maintains sufficient balances to fund ongoing operations.

As of March 31, 2003, the Company had working capital of $1,388,144, compared to $1,310,858 as of December 31, 2002, representing an increase of 6% or $77,286, from December 31, 2002. Increases in accounts receivable, inventory and other current assets, along with decreases in accounts payable, account for this change.

Cash provided by operating activities of $6,642 in the first quarter of 2003 represented a 110%, or $71,439, increase from cash used by operating activities of $64,797 during the same period in 2002. Greater net income combined with smaller increases in accounts receivable and other current assets and a smaller decrease in accounts payable and accrued expenses account for this improvement, which was partially offset by a slight decrease in depreciation and amortization and an increase in inventory.

Cash used by investing activities of $5,375 in the quarter ended March 31, 2003 represented a 3%, or $179, increase from cash used by investing activities during the quarter ended March 31, 2002 of $5,196. This change is primarily due to purchases of operating and computer equipment.

There was no cash used in or provided by financing activities for either of the quarters ended March 31, 2003 or March 31, 2002.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through March 31, 2004. The Company’s cash requirements for the remainder of 2003 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of acquisitions, timing of expansion plans and capital expenditures. In the event the Company’s plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company’s ability to obtain additional financing. Further, the Company currently has no credit facility and there can be no assurance that the Company will obtain a credit facility or that, if obtained, it will be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, from time to time the Company considers potential acquisition candidates that are consistent with the Company’s growth strategies. Any acquisition would create additional financing needs for the Company.

Recent Business Developments

The Company has continued to focus its efforts on executing the “Technical Roads” strategic plan. The Company’s efforts in research and development have opened up new opportunities in the metal finishing market. The Company has also experienced modest growth in the electronics assembly market. The optics cleaning market is also expanding, and the semiconductor market is showing signs of improvement due to the Company’s sales and technical efforts with existing suppliers and customers.

International Trade Developments

The Company has been using manufacturers in the Peoples Republic of China since 1998 for certain raw materials. The Company has continued to use this source through the first quarter of 2003. Approximately 35% of the Company’s raw materials for the quarter ended March 31, 2003 were obtained from foreign sources, the largest of which is located in China. The Company also purchases raw materials from a domestic source that emerged from Chapter 11 bankruptcy protection during 2002. There can be no assurance, however, that either of these sources will continue to be available to the Company on favorable terms. A loss of either source could have a material affect on the Company’s financial condition and results of operations.

KYZEN CORPORATION

Part I. Financial Information (continued)

Critical Accounting Policies

Kyzen’s significant account policies are described in Note 1 in the Notes to Financial Statements included in the Company’s report on Form 10-KSB filed for the year ended December 31, 2002. Not all of these significant policies require management to make difficult, subjective or complex judgements or estimates. Management considers the following to be its critical accounting policy as defined by the Securities and Exchange Commission:

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, not exceeding 20 years. Patent costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management relies on sales estimates of patented products to evaluate impairment of patents. If such sales estimates are not attained, there could be future impairment of the patents. The Company had two patents application’s pending as of March 31, 2003. If a pending patent is not approved, the remaining net book value is written off.

Future Cash Commitments

The Company’s headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a cleaning application and evaluation center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well-maintained industrial park. The Company also leases an approximately 7,425 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a cleaning application and evaluation center, engineering services group manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company’s needs through at least March 31, 2004.

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

2002	$148,420
2003	150,520
2004	156,120
2005	27,965
2006	-0-

Annual rental payments for the reminder of 2003 are $111,965 as of March 31, 2003.

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
(a) Kyle J. Doyel
(b) Michael L. Bixenman
(c) Thomas M. Forsythe

KYZEN CORPORATION

Exhibit 10.33	Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant’s Nashville, Tennessee headquarters and chemical manufacturing facilities (7)
Exhibit 10.37	Second Amendment to Lease Agreement, dated May 20, 2002, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (8)
Exhibit 99.1	Certification of the Chief Executive Officer of Kyzen Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification of the Chief Accounting Officer of Kyzen Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensation plan or arrangement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s filing on Form 8-A dated January 15,1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(b)  Reports on Form 8-K

On February 10, 2003, the Company filed a report on from 8-K containing a press release reporting the Company’s fourth quarter and year end 2002 earnings.

KYZEN CORPORATION

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KYZEN CORPORATION

(Registrant)

Date	May 15, 2003	by /s/ Kyle J. Doyel (Signature) Kyle J. Doyel President and Chief Executive Officer

Date	May 15, 2003	by /s/ Thomas M. Forsythe (Signature) Thomas M. Forsythe Treasurer and Chief Accounting Officer

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Kyle J. Doyel Kyle J. Doyel Chief Executive Officer

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Thomas M. Forsythe Thomas M. Forsythe Chief Accounting Officer

KYZEN CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

99.1	Certification of the Chief Executive Officer of Kyzen Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Accounting Officer of Kyzen Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002