Form 10QSB
period 2003-06-30
KYZEN CORP
filed 2003-08-14
CIK 944727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   ☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

4,690,119 shares of Common Stock, $0.01 par value per share, outstanding as of August 7, 2003

     Transitional Small Business Disclosure Format (Check one):   ☐ Yes    ☒ No

Part I. Financial Information

Item 1. Financial Statements

BALANCE SHEETS

(Unaudited)

	June 30	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$594,230	$383,306
Accounts receivable, net of allowance for doubtful accounts of $10,054 in 2003 and $11,683 in 2002	779,454	927,508
Inventory	478,989	419,340
Other current assets	48,038	72,711

Total current assets	1,900,711	1,802,865
Property and equipment, net	250,243	272,216
Patents, net	196,259	204,203

Total assets	$2,347,213	$2,279,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$512,613	$489,438
Accounts payable to related parties	4,300	2,569

Total current liabilities	516,913	492,007
Shareholders’ equity:
Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2003 or December 31, 2002; 100,000 of which have been designated Series A Junior Participating Preferred Stock	—	—
Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 4,690,119 shares issued and outstanding at June 30, 2003 and 4,776,887 issued and outstanding at December 31, 2002	46,902	47,769
Additional paid-in capital	5,280,531	5,302,224
Accumulated deficit	(3,497,133)	(3,562,716)

Total shareholders’ equity	1,830,300	1,787,277

Total liabilities and shareholders’ equity	$2,347,213	$2,279,284

See accompanying notes to the financial statements.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$1,529,244	$1,356,573	$3,074,053	$2,783,933
Cost of sales	679,295	658,517	1,344,717	1,365,981

Gross profit	849,949	698,056	1,729,336	1,417,952
Operating costs and expenses:
Selling, marketing, general and administrative expenses	700,108	654,611	1,387,915	1,236,007
Research and development expenses	130,970	140,720	277,241	278,607

Total operating expenses	831,078	795,331	1,665,156	1,514,614

Operating income (loss)	18,871	(97,275)	64,180	(96,662)
Other income	681	1,440	1,403	3,048

Net income (loss)	$19,552	$(95,835)	$65,583	$(93,614)

Income (loss) per share – basic	$0.00	$(0.02)	$0.01	$(0.02)

Income (loss) per share – diluted	$0.00	$(0.02)	$0.01	$(0.02)

Weighted average shares used for basic per share data	4,730,166	4,777,787	4,753,397	4,777,787
Effect of dilutive common stock options	17,926	—	7,842	—

Weighted average shares used for diluted per share data	4,748,092	4,777,787	4,761,239	4,777,787

See accompanying notes to the financial statements.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$65,583	$(93,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,035	80,384
Gain on sale of property and equipment	(450)	—
Decrease in accounts receivable	148,054	19,364
(Increase) decrease in inventory	(59,649)	75,468
Decrease in other current assets	24,673	7,585
Increase (decrease) in accounts payable and accrued expenses	24,906	(193,678)

Net cash provided by (used in) operating activities	276,152	(104,491)

Cash Flows from Investing Activities:
Purchase of property and equipment	(40,977)	(32,327)
Proceeds from sale of property and equipment	450	—
Payment on notes receivable from an officer	—	10,000
Expenditures for patent rights	(2,141)	(7,668)

Net cash used by investing activities	(42,668)	(29,995)

Cash Flows from Financing Activities:
Purchase of common stock	(22,560)	—

Net cash used by financing activities	(22,560)	—

Net increase (decrease) in cash and cash equivalents	210,924	(134,486)
Cash and cash equivalents at beginning of period	383,306	317,338

Cash and cash equivalents at end of period	$594,230	$182,852

See accompanying notes to the financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION

Background

Kyzen® Corporation (“Kyzen” or the “Company”) was initially incorporated in the State of Utah in 1990. In May 1999, the Company re-domesticated under the laws of the State of Tennessee. Kyzen was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications. This core business continues to be focused on four markets, which the Company has defined as “Technical Roads.” The Technical Roads include Electronics, Semiconductor, Optics and Metal Finishing. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use of the Company’s chemicals by its customers. Sales of such equipment were less than 10% of net sales in each of the three months ended June 30, 2003 and June 30, 2002. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company’s operations are conducted within one reportable segment. Sales to customers outside the United States totaled $96,746, or 6% of net sales in the three months ended June 30, 2003, and $130,567, or 10% of net sales in the three months ended June 30, 2002. For the six months ended June 30, 2003, net sales to customers outside the United States totaled $264,385, or 9% of net sales, compared to $291,295, or 10% of net sales for the six months ended June 30, 2002. The Company is not dependent on any single customer. During the three months and six months ended June 30, 2003, no single customer accounted for more than 10% of total sales.

Interim financial statements

The interim balance sheet at June 30, 2003 and the interim statements of operations and of cash flows for the three and six months ended June 30, 2003 and 2002 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted, although management believes that the disclosures herein are adequate to make the information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2002, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Income per share

The Company calculates basic income per share as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income per share is calculated using the treasury stock method for options and warrants. For the three and six month periods ended June 30, 2003 and June 30, 2002, there were options to purchase 580,583 and 506,964 shares of the Company’s common stock, respectively, and warrants to purchase 1,650,000 shares of the Company’s common stock outstanding. For the three and six months ended June 30, 2003, 486,283 options and all warrants, had an exercise price higher than the average trading value of the stock and accordingly were anti-dilutive. For the three and six months ended June 30, 2002, all of the options and warrants had an exercise price higher than the average trading value of the stock; therefore, they were anti-dilutive.

Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$19,552	$(95,835)	$65,583	$(93,614)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(4,180)	(1,845)	(5,036)	(3,498)

Pro forma net income (loss)	$15,372	$(97,680)	$60,547	$(97,112)

Net income (loss), per share, as reported (basic and diluted)	$0.00	$(0.02)	$0.01	$(0.02)
Net income (loss), per share, pro forma (basic and diluted)	$0.00	$(0.02)	$0.01	$(0.02)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

	Three and Six Months Ended
	June 30,

	2003	2002

Expected dividend yield	0%	0%
Expected stock price volatility	105%	101%
Risk-free interest rate	3.99%	5.38%
Expected life of options	1-10 years	1-10 years

NOTE 2 INVENTORY

The following table details the components of inventory in the Company’s financial statements:

	June 30, 2003	December 31, 2002

Raw Materials	$320,500	$287,910
Work-in-process	—	—
Finished goods	158,489	131,430

Total Inventory	$478,989	$419,340

NOTE 3 INCOME TAXES

No provision for income taxes has been included due to the availability of net operating loss carryforwards sufficient to offset the taxable income for the three and six months ended June 30, 2003.

NOTE 4 RELATED PARTIES

The Company paid certain shareholders approximately $4,000 and $1,000 for transportation services provided in the normal course of business during the three and six months ended June 30, 2003 and 2002, respectively.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities after the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements as the Company has no variable interest entities.

NOTE 6 CONTINGENCIES

During the second quarter of 2003, the International Trade Commission (“ITC”) requested that the Company complete a questionnaire regarding the purchase price paid for certain raw materials which the Company purchased from a Chinese supplier. The Company responded to the questionnaire and subsequently received notice that the preliminary investigation was complete and that further investigation into the pricing of this raw material in direct competition with domestic companies would continue. An unfavorable determination from the ITC could have a material effect on the pricing of this product, but, the full impact of an adverse outcome cannot be determined at this time. The Company and this foreign supplier have had a good long-term working relationship which is expected to continue in the future; however, there can be no assurance that this source will continue to be available to the Company on favorable terms. A loss of this supplier or an imposition of significant duties on this supplier, should it be found by the ITC to have violated U.S. “anti-dumping” laws and regulations, could have a material effect on the Company’s financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates and manufacturing output; business conditions as they affect manufacturers of chemical raw materials; trends toward miniaturization and the use of no-lead soldering and solder bumping techniques by assemblers of electronic components; growth within the Technical Road markets; the Company’s ability to successfully implement its Technical Roads plan; the emergence of new competitors; the ability of the Company to attract and retain qualified employees; the Company’s ability to control costs including selling, marketing, general and administrative expenses and research and development expenses; the availability of raw materials and other components utilized; the availability of raw materials at favorable prices from suppliers; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts its business; changes in the Company’s liquidity or capital resources; the accuracy of our sales estimates as they relate to the impairment of patents; changes in accounting policies and practices; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the availability of new expansion and acquisition opportunities; the ability of the Company to locate additional suitable facilities if necessary on favorable terms; changes in the financial condition, corporate strategy or technology of the Company’s primary customers; the Company’s ability to attract new customers; the ability of the Company to develop new competitive product lines or add product lines through acquisitions, marketing agreements or licensing agreements; and acceptance of the Company’s new products by the Company’s existing and potential customers. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Quarters Ended June 30, 2003 and June 30, 2002

Net sales for the quarter ended June 30, 2003 increased approximately 13%, or $172,671, to $1,529,244 as compared to $1,356,573 for the quarter ended June 30, 2002. This increase in sales was experienced in almost all our product lines. International sales as a percentage of net sales decreased from 10%, or $130,567, during the second quarter of 2002, to 6%, or $96,746, during the second quarter of 2003. This decrease was the result of the negative effect SARS had on business opportunities in East Asia.

Gross profit for the quarter ended June 30, 2003 increased 22%, or $151,893, to $849,949, as compared to $698,056 for the quarter ended June 30, 2002. This increase is due to increased sales, as well as an increase in gross margin reflecting changes in the mix of products sold. Gross profit as a percent of sales for the quarter ended June 30, 2003 was 56% versus 51% during the same period in 2002.

Selling, marketing, general and administrative expenses for the quarter ended June 30, 2003 increased 7%, or $45,497, to $700,108 as compared to $654,611 for the quarter ended June 30, 2002. This increase reflects increases in operating expenses including wages and insurance, as well as higher sales and operating incentives.

Research and development expenses decreased by 7%, or $9,750, for the quarter ended June 30, 2003 to $130,970 from $140,720 for the quarter ended June 30, 2002. This decrease is the result of decreased expenditures for lab supplies and related chemicals as the research and development department focused its efforts primarily on ensuring customer satisfaction with products introduced earlier this year.

Operating income for the quarter ended June 30, 2003 was $18,871 as compared to a loss of $97,275 for the quarter ended June 30, 2002. This increase in operating income of $116,146 is the result of increased sales of products from most of our product lines, increased gross margin and efforts to focus spending in areas that contribute to increased sales.

Other income of $681 for the quarter ended June 30, 2003 reflects a decrease of 53%, or $759 over other income of $1,440 for the quarter ended June 30, 2002. This is the result of lower rates of return on short-term certificates of deposit and other investments.

Net income increased $115,387, from a net loss of $95,835 for the quarter ended June 30, 2002, to a net income of $19,552 for the quarter ended June 30, 2003. This increase is the result of increased sales of products from most of our product lines, increased gross margin and efforts to focus spending in areas that contribute to increased sales.

Comparison of Six Months Ended June 30, 2003 and June 30, 2002

Net sales for the six months ended June 30, 2003 increased approximately 10%, or $290,120, to $3,074,053 from sales of $2,783,933 for the six months ended June 30, 2002. Sales increased in almost all of our basic product lines and reflect continuing efforts by our sales personnel to focus on key customers and products that offer the greatest likelihood of resulting in a successful sale. International sales for the six month period ended June 30, 2003 decreased 9%, or $26,910, over the same period in 2002, reflecting the difficulties experienced due to health concerns in the Far East.

Gross profit for the six months ended June 30, 2003 increased 22%, or $311,384, to $1,729,336 as compared to $1,417,952 for the six months ended June 30, 2002. This increase is the result of the increased sales in almost all product lines, changes in product mix resulting in higher margin products comprising a larger portion of the overall sales mix and continued control over manufacturing costs.

Selling, marketing, general and administrative expenses for the six months ended June 30, 2003 increased 12%, or $151,908, to $1,387,915 as compared to $1,236,007 for the six months ended June 30, 2002. The increase reflects general increases for various operating costs including wages and insurance, as well as focused spending on commissions and incentives in areas that contribute directly to increased sales.

Research and development expenses for the six months ended June 30, 2003 remained relatively constant at $277,241 versus $278,607 for the six months ended June 30, 2002.

Operating income increased by $160,842, from a loss of $96,662 for the six months ended June 30, 2002 to income of $64,180 for the six months ended June 30, 2003. This increase is the direct result of increased sales and higher average margins on products sold, as well as continued control over operating expenses.

Other income for the six months ended June 30, 2003 decreased 54%, or $1,645, from $3,048 for the six months ended June 30, 2002, to $1,403 for the six months ended June 30, 2003. This change reflects the lower rates of return on certain cash investments.

Net income increased $159,197, from a net loss of $93,614 for the six months ended June 30, 2002, to net income of $65,583 for the six months ended June 30, 2003. This increase is the result of increased sales and gross margins as well as control of operating expenses.

Liquidity and Capital Resources

The Company’s primary sources of funds are cash flows from operations and increases in working capital. The Company’s primary uses of funds are research and development of new product lines, purchases of equipment and patents, and sales, marketing and administrative activities. The Company monitors cash requirements and maintains sufficient balances to fund ongoing operations.

As of June 30, 2003, the Company had working capital of $1,383,798, compared to $1,310,858 as of December 31, 2002, representing an increase of 6%, or $72,940, from December 31, 2002. Increases in cash and inventory account for this change, which is partially offset by decreases in accounts receivable and other current assets and increases in accounts payable and accrued expenses.

Cash provided by operating activities of $276,152 during the first six months of 2003 represented a $380,643 improvement from cash used by operating activities of $104,491 during the same period in 2002. An increase in net income and accounts payable along with a decrease in accounts receivable and other current assets account for this improvement which was partially offset by an increase in inventory, lower depreciation and amortization, and a gain on the sale of property and equipment.

Cash used by investing activities of $42,668 for the six-months ended June 30, 2003 represented a 42%, or $12,673, increase from cash used by investing activities during the six-months ended June 30, 2002 of $29,995. The prior year included the repayment of a note receivable from an officer of the Company that did not recur during 2003.

The cash used in financing activities for the six-month period ended June 30, 2003 was for the purchase of the Company’s common stock by the Company.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flow from operations will be sufficient to satisfy its contemplated cash requirements at least through June 30, 2004. The Company’s cash requirements for the remainder of 2003 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of acquisitions, timing of expansion plans and capital expenditures. In the event the Company’s plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company’s ability to obtain additional financing. Further, the Company currently has no credit facility and there can be no assurance that the Company could obtain a credit facility or that, if obtained, it would be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, from time to time the Company considers potential acquisition candidates that are consistent with the Company’s growth strategies. Any acquisition would create additional financing needs for the Company.

Recent Business Developments

The Company has continued to focus its efforts on executing the “Technical Roads” strategic plan. The Company has experienced some growth in the electronics assembly market and the semiconductor market as both of these markets rebound from a period of very poor performance. New opportunities continue to arise in the metal finishing market as a result of the Company’s development of several new products. The optics cleaning market has continued on the same pace as in prior years. The Company continues to focus on its sales and technical efforts with existing customers while targeting more specific new customers in our current markets.

International Trade Developments

The Company has been using foreign manufacturers since 1998 for certain raw materials. The Company has continued to use this source through the first six months of 2003. Approximately 35% of the Company’s raw materials for the six months ended June 30, 2003 were obtained from foreign sources, the largest of which is located in China. During the second quarter of 2003, the International Trade Commission (“ITC”) requested that the Company complete a questionnaire regarding the purchase price paid for certain raw materials which the Company purchased from a Chinese supplier. The Company responded to the questionnaire and subsequently received notice that the preliminary investigation was complete and that further investigation into the pricing of this raw material in direct competition with domestic companies would continue. An unfavorable determination from the ITC could have a material effect on the pricing of this product, but the full impact of an adverse outcome cannot be determined at this time. The Company and this foreign supplier have had a good long-term working relationship which is expected to continue in the future; however, there can be no assurance that this source will continue to be available to the Company on favorable terms. A loss of this supplier or an imposition of significant duties on this supplier, should it be found by the ITC to have violated U.S. “anti-dumping” laws and regulations, could have a material effect on the Company’s financial condition and results of operations.

Critical Accounting Policies

Kyzen’s significant accounting policies are described in Note 1 in the Notes to Financial Statements included in the Company’s report on Form 10-KSB filed for the year ended December 31, 2002. Not all of these significant policies require management to make difficult, subjective or complex judgements or estimates. Management considers the following to be its critical accounting policy as defined by the Securities and Exchange Commission:

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, not exceeding 20 years. Patent costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management relies on sales estimates of patented products to evaluate impairment of patents. If such sales estimates are not attained, there could be future impairment of the patents. The Company had two patent applications pending as of June 30, 2003. If a pending patent is not approved, the remaining net book value is written off.

Future Cash Commitments

The Company’s headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a cleaning application and evaluation center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well-maintained industrial park. The Company also leases an approximately 7,425 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a cleaning application and evaluation center, engineering services group manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company’s needs through at least June 30, 2004.

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

Annual rental payments for the remainder of 2003 are $74,910 as of June 30, 2003.

The Company has no financial derivatives, letters of credit, lines of credit, or similar future cash commitments.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in this report is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations.

There has not been any change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) and 15d-16(e) under the Securities Exchange Act of 1934 that occurred during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect these controls.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 17, 2003, the Company held its Annual Meeting of Shareholders with the following results:

Proposal 1 – Election of Directors

	For	Against	Withheld

Thomas M. Forsythe	3,908,942	129,550	-0-
James R. Gordon	3,908,942	129,550	-0-

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description

Exhibit 3.1	Registrant’s Restated Charter (1)
Exhibit 3.2	Amended Bylaws of Registrant (1)
Exhibit 4.1	Warrant and Registration Rights Agreement by and among Kyzen Corporation, Paulson Investment Company, Inc., Nutmeg Securities, Ltd. and LaJolla Securities, dated August 3, 1995 (2)
Exhibit 4.5	Specimen of Common Stock Certificate (3)
Exhibit 4.6	Specimen of Warrant Certificate (3)
Exhibit 4.7	Rights Agreement, dated January 15, 1999, between Kyzen Corporation and American Stock Transfer & Trust (4)
Exhibit 10.1	Lease Agreement, dated June 11, 1993, between Harding Business Park, a partnership, and Registrant for Registrant’s headquarters and chemical manufacturing facilities (2)
Exhibit 10.3	Employee Agreements, dated January 1, 1994 with officers and key employees of Registrant (2):
(a) Kyle J. Doyel*
(b) Michael L. Bixenman*
(c) Thomas M. Forsythe*
Exhibit 10.4	1994 Employee Stock Option Plan* and forms of Stock Option Grant, Acceptance and Exercise Notice and Agreement (2)
Exhibit 10.5	First Amendment to the 1994 Employee Stock Option Plan* (2)
Exhibit 10.7	Purchase Agreement, dated May 1, 1990, between Bix Manufacturing Company, Inc. and Registrant (2)
Exhibit 10.8	Technology Exchange Agreement, dated December 17, 1993, between Bix Manufacturing Company, Inc. and Registrant (2)
Exhibit 10.20	Warrant Agreement between Kyzen Corporation and American Stock Transfer & Trust Company (2)
Exhibit 10.21	Reassignment of Patents to Bix Manufacturing Company, Inc. (2)
Exhibit 10.24	Lease Agreement, dated April 25, 1995, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (5)

Exhibit No.	Description

Exhibit 10.31	Form of Amendment No. 1 to Employment Agreements with certain officers of the Company (6):
(a) Kyle J. Doyel*
(b) Michael L. Bixenman*
(c) Thomas M. Forsythe*
Exhibit 10.33	Amended Lease Agreement, dated February 21, 2001, between Harding Business Park, a partnership, and the Registrant for the Registrant’s Nashville, Tennessee headquarters and chemical manufacturing facilities (7)
Exhibit 10.37	Second Amendment to Lease Agreement, dated May 20, 2002, between Five-Forty North Associates, a partnership, and the Registrant for Registrant’s offices, demonstration facility, and equipment manufacturing facilities (8)
Exhibit 31.1	Certification of the Chief Executive Officer of Kyzen Corporation Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of the Chief Accounting Officer of Kyzen Corporation Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of the Chief Executive Officer of Kyzen Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
Exhibit 32.2	Certification of the Chief Accounting Officer of Kyzen Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

*	Indicates a management contract or compensation plan or arrangement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-82021) dated June 30, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 33-91854-A) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3/A (No. 333-82021) dated August 2, 1999, previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Company’s filing on Form 8-A dated January 15,1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 1997, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 1999, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Company’s annual report on Form 10-KSB for the year ended December 31, 2000, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2002, previously filed pursuant to the Securities Exchange Act of 1934 and hereby incorporated by reference.

(9)	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability pursuant to that section. Such certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 as amended, except to the extent that the registrant specifically incorporates it by reference. A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kyzen Corporation and will be retained by Kyzen Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

(b)	Reports on Form 8-K

On April 17, 2003, the Company filed a report on form 8-K containing a press release reporting the Company’s earnings for the quarter ended March 31, 2003.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KYZEN CORPORATION (Registrant)

Date	August 14, 2003	by	/s/ Kyle J. Doyel

(Signature)
Kyle J. Doyel President and Chief Executive Officer

Date	August 14, 2003	by	/s/ Thomas M. Forsythe

(Signature)
Thomas M. Forsythe Treasurer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer of Kyzen Corporation Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Accounting Officer of Kyzen Corporation Pursuant to 15 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer of Kyzen Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Accounting Officer of Kyzen Corporation Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002