Form 10QSB
period 2003-09-30
KYZEN CORP
filed 2003-11-14
CIK 944727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	September 30, 2003

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________________________ to __________________________________________

Commission file number	000-26434

Kyzen Corporation

(Exact Name of the Small Business Issuer as
Specified in Its Charter)

Tennessee	87-0475115

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

4,690,119 shares of Common Stock, $0.01 par value per share, outstanding as of October 31, 2003

Transitional Small Business Disclosure Format (Check one):
[   ] Yes [X] No

KYZEN CORPORATION

Part I. Financial Information

Item 1. Financial Statements.

BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$385,705	$383,306
Accounts receivable, net of allowance for doubtful accounts of $9,846 in 2003 and $11,018 in 2002	979,286	927,508
Inventory	543,380	419,340
Other current assets	66,172	72,711

Total current assets	1,974,543	1,802,865
Property and equipment, net	243,940	272,216
Patents, net	196,751	204,203

Total assets	$2,415,234	$2,279,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$554,663	$489,438
Accounts payable to related parties	—	2,569

Total current liabilities	554,663	492,007
Shareholders’ equity:
Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at September 30, 2003 or December 31, 2002; 100,000 of which have been designated Series A Junior Participating Preferred Stock	—	—
Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 4,690,119 shares issued and outstanding at September 30, 2003 and 4,776,887 issued and outstanding at December 31, 2002	46,902	47,769
Additional paid-in capital	5,280,531	5,302,224
Accumulated deficit	(3,466,862)	(3,562,716)

Total shareholders’ equity	1,860,571	1,787,277

Total liabilities and shareholders’ equity	$2,415,234	$2,279,284

See accompanying notes to the financial statements.

KYZEN CORPORATION

Part I. Financial Information (continued)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$1,503,473	$1,649,311	$4,577,526	$4,433,244
Cost of sales	680,565	796,098	2,025,282	2,162,079

Gross profit	822,908	853,213	2,552,244	2,271,165
Operating costs and expenses:
Selling, marketing, general and administrative expenses	654,874	647,383	2,042,789	1,883,389
Research and development expenses	138,453	130,456	415,694	409,063

Total operating expenses	793,327	777,839	2,458,483	2,292,452

Operating income (loss)	29,581	75,374	93,761	(21,287)
Other income	690	1,472	2,093	4,519

Net income (loss)	$30,271	$76,846	$95,854	$(16,768)

Net income (loss) per share — basic	$0.01	$0.02	$0.02	$0.00

Net income (loss) per share — diluted	$0.01	$0.02	$0.02	$0.00

Weighted average shares outstanding — basic	4,690,119	4,777,787	4,732,073	4,777,787
Weighted average shares outstanding — diluted	4,736,287	4,777,787	4,761,909	4,777,787

See accompanying notes to the financial statements.

KYZEN CORPORATION

Part I. Financial Information (continued)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash Flows from Operating Activities:
Net income (loss)	$95,854	$(16,768)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	106,247	117,108
Gain on sale of property and equipment	(450)	—
Loss on abandonment of patent rights	2,540	—
Increase in accounts receivable	(51,778)	(212,786)
(Increase) decrease in inventory	(124,040)	80,707
Decrease (increase) in other current assets	6,539	(5,465)
Increase (decrease) in accounts payable and accrued expenses	62,656	(49,553)

Net cash provided by (used in) operating activities	97,568	(86,757)

Cash Flows from Investing Activities:
Purchase of property and equipment	(62,748)	(47,776)
Proceeds from sale of property and equipment	450	—
Payment on notes receivable from shareholder/officer	—	10,000
Expenditures for patent rights	(10,311)	(6,625)

Net cash used in investing activities	(72,609)	(44,401)

Cash Flows from Financing Activities:
Purchase of common stock	(22,560)	—

Net cash used in financing activities	(22,560)	—

Net increase (decrease) in cash and cash equivalents	2,399	(131,158)
Cash and cash equivalents at beginning of period	383,306	317,338

Cash and cash equivalents at end of period	$385,705	$186,180

See accompanying notes to the financial statements.

KYZEN CORPORATION

Part I. Financial Information (continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1     BASIS OF PRESENTATION

Background

Kyzen® Corporation (“Kyzen” or the “Company”) was incorporated under the laws of the State of Utah in 1990. In May 1999, the Company re-domesticated under the laws of the State of Tennessee. Kyzen was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications. This core business continues to be focused on four markets, which the Company has defined as “Technical Roads.” The Technical Roads include Electronics, Semiconductor, Optics and Metal Finishing. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use of the Company’s chemicals by its customers. Sales of such equipment were less than 10% of net sales in each of the three months ended September 30, 2003 and September 30, 2002. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company’s operations are conducted within one reportable segment. Sales to customers outside the United States totaled $206,672, or 14% of net sales, in the three months ended September 30, 2003, versus $151,944, or 9% of net sales, in the three months ended September 30, 2002. For the nine months ended September 30, 2003, net sales to customers outside the United States totaled $471,057, or 10% of net sales, compared to $443,239, or 10% of net sales, for the nine months ended September 30, 2002. No single customer accounted for more than 10% of net sales for the three and nine-month periods ended September 30, 2003.

Interim financial statements

The interim balance sheet at September 30, 2003 and the interim statements of operations and cash flows for the three and nine months ended September 30, 2003 and 2002 are unaudited, and certain information and footnote disclosures related thereto, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted, although management believes that the disclosures herein are adequate to make the interim information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2002, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Income per share

The Company calculates basic income per share as income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted income per share is calculated using the treasury stock method for options and warrants. For the three and nine month periods ended September 30, 2003 and September 30, 2002, there were options to purchase 580,583 and 508,216 shares of the Company’s common stock, respectively, and warrants to purchase 1,650,000 shares of the Company’s common stock outstanding. For the three and nine months ended September 30, 2003, 471,283 options and all warrants had an exercise price higher than the average trading value of the stock and, accordingly, were anti-dilutive. For the three and nine months ended September 30, 2002, all of the options and warrants had an exercise price higher than the average trading value of the stock; therefore, they were anti-dilutive.

KYZEN CORPORATION

Part I. Financial Information (continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$30,271	$76,846	$95,854	$(16,768)
Add stock-based employee compensation expense included in reported net income (loss), net of tax	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(776)	(283)	(5,812)	(3,781)

Pro forma net income (loss)	$29,495	$76,563	$90,042	$(20,549)

Net income, per share, as reported (basic and diluted)	$0.01	$0.02	$0.02	$0.00
Net income, per share, pro forma (basic and diluted)	$0.01	$0.02	$0.02	$0.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

	Three and Nine Months Ended
	September 30,

	2003	2002

Expected dividend yield	0%	0%
Expected stock price volatility	107%	103%
Risk-free interest rate	4.16%	3.73%
Expected life of options	1-10 years	1-10 years

NOTE 2     INVENTORY

The following table details the components of inventory in the Company’s financial statements:

	September 30, 2003	December 31, 2002

Raw Materials	$365,957	$287,910
Work-in-process	—	—
Finished goods	177,423	131,430

Total Inventory	$543,380	$419,340

KYZEN CORPORATION

Part I. Financial Information (continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

NOTE 3     INCOME TAXES

No provision for income taxes has been included due to the availability of net operating loss carryforwards sufficient to offset the taxable income for all periods presented.

NOTE 4     RELATED PARTIES

The Company paid certain shareholders approximately $4,000 and $1,000 for transportation services provided in the normal course of business during the nine months ended September 30, 2003 and 2002, respectively.

NOTE 5     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities after the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements as the Company has no variable interest entities.

NOTE 6     CONTINGENCIES

During the second quarter of 2003, the International Trade Commission (“ITC”) requested that the Company complete a questionnaire regarding the purchase price paid for certain raw materials, which the Company purchased from a Chinese supplier. The Company responded to the questionnaire and subsequently received notice that the preliminary investigation was complete and that further investigation would be conducted into the Chinese supplier’s pricing of this raw material in direct competition with domestic companies. An unfavorable determination from the ITC could have a material effect on the pricing of this product, but the full impact of an adverse outcome cannot be determined at this time. The Company and this supplier have had a good long-term working relationship, which is expected to continue in the future; however, there can be no assurance that this source will continue to be available to the Company on favorable terms. A loss of this supplier or an imposition of significant duties on this supplier, should it be found by the ITC to have violated federal “anti-dumping” laws and regulations, could have a material effect on the Company’s financial condition and results of operations if the Company cannot find alternative suppliers offering comparable pricing.

KYZEN CORPORATION

Part I. Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates and manufacturing output; business conditions as they affect manufacturers of chemical raw materials; trends toward miniaturization and the use of no-lead soldering and solder bumping techniques by assemblers of electronic components; the rate of growth within the Technical Road markets; the Company’s ability to successfully implement its Technical Roads plan; the emergence of new competitors; the ability of the Company to attract and retain qualified employees; the Company’s ability to control costs including selling, marketing, general and administrative expenses and research and development expenses; the availability of raw materials at favorable prices from suppliers; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts business; changes in the Company’s liquidity or capital resources; the accuracy of the Company’s sales estimates as they relate to the impairment of patents; changes in accounting policies and practices; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; the availability of new expansion and acquisition opportunities; changes in the financial condition, corporate strategy or technology of the Company’s primary customers; the Company’s ability to attract new customers; the ability of the Company to develop new competitive product lines or add product lines through acquisitions, marketing agreements or licensing agreements; and acceptance of the Company’s new products by the Company’s existing and potential customers. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Comparison of Quarters Ended September 30, 2003 and September 30, 2002

Net sales for the quarter ended September 30, 2003 decreased approximately 9%, or $145,838, to $1,503,473 compared to $1,649,311 for the quarter ended September 30, 2002. This decrease in sales is a reflection of lower domestic sales. International sales as a percentage of net sales increased from 9%, or $151,944, for the third quarter of 2002, to 14%, or $206,672, for the third quarter of 2003. Kyzen has maintained its previous customer base and expanded that base with the introduction of the new products in the metal and optics cleaning markets.

Gross profit for the quarter ended September 30, 2003 decreased 4%, or $30,305, to $822,908 as compared to $853,213 in the third quarter of 2002. This decrease is primarily due to decreased sales volume of existing product lines. Gross profit as a percent of sales increased from 52% for the quarter ended September 30, 2002 to 55% for the quarter ended September 30, 2003. The increase is primarily attributed to a change in product sales mix.

Selling, marketing, general and administrative expenses for the quarter ended September 30, 2003 increased 1%, or $7,491, to $654,874 as compared to $647,383 for the quarter ended September 30, 2002. The increase is minimal and reflects the Company’s continued effort to control spending.

Research and development expenses increased by 6%, or $7,997, for the quarter ended September 30, 2003 to $138,453 from $130,456 for the quarter ended September 30, 2002. This increase reflects higher cost for lab supplies and an increase in other operating expenses as more significant testing of new products is being conducted for new customers on a routine basis.

Operating income for the quarter ended September 30, 2003 was $29,581 as compared to an operating income of $75,374 for the quarter ended September 30, 2002 a decrease of 61%, or $45,793. A decrease in sales volume and gross profit along with increases in selling, marketing, general and administrative expenses and research and development expenses account for this decrease in operating income.

Other income of $690 for the quarter ended September 30, 2003 reflects a decrease of 53%, or $782, over other income of $1,472 for the quarter ended September 30, 2002. This change is the result of decreased interest income from certain overnight investments and short-term certificates of deposit.

KYZEN CORPORATION

Part I. Financial Information (continued)

Net income of $30,271 for the quarter ended September 30, 2003 decreased 61%, or $46,575, from net income of $76,846 for the quarter ended September 30, 2002. This reduction is the result of lower sales and related gross margins, along with increases in selling, marketing, general and administrative expenses and research and development spending.

Comparison of Nine Months Ended September 30, 2003 and September 30, 2002

Net sales for the nine months ended September 30, 2003 increased approximately 3%, or $144,282, to $4,577,526 from sales of $4,433,244 for the nine months ended September 30, 2002. This increase is related to the introduction of several new products.

Gross profit for the nine months ended September 30, 2003 increased 12%, or $281,079, to $2,552,244, as compared to $2,271,165 for the nine months ended September 30, 2002. This increase reflects the slightly higher sales volume along with changes in the product mix from lower margin products to higher margin products. The gross profit as a percent of sales for the nine months ended September 30, 2003 was 56% as compared to a gross profit as a percent of sales of 51% for the nine months ended September 30, 2002.

Selling, marketing, general and administrative expenses for the nine months ended September 30, 2003 increased 8%, or $159,400, to $2,042,789 as compared to $1,883,389 for the nine months ended September 30, 2002. This increase reflects higher operating costs in various areas, including wages, incentive plans and insurance, as well as focused spending on commissions and other incentives in areas that contribute directly to increasing sales.

Research and development expenses for the nine months ended September 30, 2003 increased 2%, or $6,631, to $415,694 from $409,063 for the nine months ended September 30, 2002. This minimal change reflects a consistent focus on developing new products.

Operating income increased by $115,048 from a loss of $21,287 for the nine months ended September 30, 2002, to operating income of $93,761 for the nine months ended September 30, 2003. The increases in net sales and gross profit and gross profit as a percent of sales account for this change, which was partially offset by an increase in selling, marketing, general and administrative expenses.

Other income for the nine months ended September 30, 2003 decreased 54%, or $2,426, from $4,519 for the nine months ended September 30, 2002, to $2,093 for the nine months ended September 30, 2003. This is the result of reduced interest income for various overnight investments.

Net income increased $112,622 from a net loss of $16,768 for the nine months ended September 30, 2002, to net income of $95,854 for the nine months ended September 30, 2003. The increase in net sales and gross profit and gross profit as a percent of sales account for this change, which was partially offset by an increase in selling, marketing, general and administrative expenses.

Liquidity and Capital Resources

The Company’s primary source of funds is cash flows from operations, which have resulted in increased working capital. The Company’s primary uses of funds are research and development of new product lines, purchase of equipment, pursuit of patents and sales and marketing activities.

As of September 30, 2003, the Company had working capital of $1,419,880, compared to $1,310,858 as of December 31, 2002, representing an increase of 8%, or $109,022, from December 31, 2002. Increases in accounts receivable and inventory account for this change, which has been partially offset by an increase in accounts payable and accrued expenses and a reduction in other current assets.

Cash provided by operations of $97,568 in the first nine months of 2003 represented an increase of $184,325 compared to cash used by operations of $86,757 during the same period in 2002. This improvement results from net income in the first nine months of 2003 versus a net loss for the same period in 2002, a smaller increase in accounts receivable in the first nine months of 2003 than was experienced in the first nine months of 2002, an increase in accounts payable and accrued expenses, a decrease in other current assets and a loss on abandonment of patent rights. This improvement was partially offset by an increase in inventory, lower depreciation and amortization and a gain on the sale of property and equipment.

Cash used in investing activities of $72,609 in the nine months ended September 30, 2003 represented a 64%, or $28,208, increase from cash used by investing activities for the nine months ended September 30, 2002 of $44,401. This increase was primarily due to increased expenditures on property and equipment and patent rights. The prior year total also included the receipt of a payment on a note receivable from an officer of the Company, which did not recur during 2003. The increase was partially offset by proceeds from the sale of property and equipment.

KYZEN CORPORATION

Part I. Financial Information (continued)

The cash used in financing activities of $22,560 during the nine months ended September 30, 2003 was for the purchase of the Company’s common stock by the Company. There was no cash used in or provided by financing activities during the nine months ended September 30, 2002.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that its current cash balances together with projected cash flows from operations will be sufficient to satisfy its contemplated cash requirements through at least September 30, 2004. The Company’s cash requirements for the remainder of 2003 and beyond will depend primarily upon the level of sales of chemical products, product development, sales and marketing expenditures, timing of any acquisitions, timing of expansion plans and capital expenditures. In the event the Company’s plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays or otherwise), the Company could be required to seek additional financing from public or private debt and equity markets prior to such time. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company’s ability to obtain additional financing. Further, the Company currently has no credit facility and there can be no assurance that the Company could obtain a credit facility or that, if obtained, it would be on favorable terms. Failure to obtain financing on terms favorable to the Company could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, from time to time the Company considers potential acquisition candidates that are consistent with the Company’s growth strategies. Any acquisition would create additional financing needs for the Company.

Recent Business Developments

The Company has continued to focus its efforts on executing the “Technical Roads” strategic plan. During the quarter ended September 30, 2003, the electronic assembly and metal finishing markets for the Company’s products were sluggish, a circumstance that the Company believes may have resulted from the timing of customer’s orders. On the other hand, opportunities in the semiconductor market contributed to some growth in revenues during the third quarter of 2003. The Company continues to focus on its sales and technical efforts with existing customers while targeting more specific new customers in our current markets.

International Trade Developments

The Company has been using foreign manufacturers since 1998 for certain raw materials. The Company continued to use these sources through the first nine months of 2003. Approximately 30% of the Company’s raw materials for the nine months ended September 30, 2003 were obtained from foreign sources, the largest of which is located in China. During the second quarter of 2003, the International Trade Commission (“ITC”) requested that the Company complete a questionnaire regarding the purchase price paid for certain raw materials, which the Company purchased from a Chinese supplier. The Company responded to the questionnaire and subsequently received notice that the preliminary investigation was complete and that further investigation would be conducted into the Chinese supplier’s pricing of this raw material in direct competition with domestic companies. An unfavorable determination from the ITC could have a material effect on the pricing of this product, but the full impact of an adverse outcome cannot be determined at this time. The Company and this supplier have had a good long-term working relationship, which is expected to continue in the future; however, there can be no assurance that this source will continue to be available to the Company on favorable terms. A loss of this supplier or an imposition of significant duties on this supplier, should it be found by the ITC to have violated federal “anti-dumping” laws and regulations, could have a material effect on the Company’s financial condition and results of operations if the Company cannot find alternative suppliers offering comparable pricing.

Critical Accounting Policies

Kyzen’s significant accounting policies are described in Note 1 of the Notes to Financial Statements included in Form 10-KSB filed for the year ended December 31, 2002. Not all of these significant policies require management to make difficult, subjective or complex judgements or estimates. Management considers the following to be a critical accounting policy as defined by the Securities and Exchange Commission:

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are capitalized and are amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, not exceeding 20 years. Patent costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Management relies on sales estimates of patented products to evaluate impairment of patents. If such sales estimates are not attained, there could be future impairment of the patents. During the third quarter of 2003, the Company recognized $2,540 as an impairment for part of a patent that was abandoned, which was included as a component of selling, marketing, general and administrative expenses. The Company

KYZEN CORPORATION

Part I. Financial Information (continued)

had two patent applications pending as of September 30, 2003 with a total value of approximately $50,000. If a pending patent is not approved, the remaining net book value is written off.

Future Cash Commitments

The Company’s headquarters are located at 430 Harding Industrial Dr., Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a cleaning application and evaluation center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well-maintained industrial park. The Company also leases an approximately 7,425 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a cleaning application and evaluation center, engineering services group, manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company’s needs through at least September 30, 2004.

The Company conducts its operations from these facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2002 and extended through May 2006. The lease for the Tennessee facility has been extended to February 2006 with an option to renew for an additional five years. As of December 31, 2002, future annual rental payments for the next five years at these facilities under current leases are summarized as follows:

2003	$148,420
2004	150,520
2005	156,120
2006	27,965
2007	-0	-

Annual rental payments for the remainder of 2003 are $37,455 as of September 30, 2003.

The Company has no financial derivatives, letters of credit, lines of credit or similar future cash commitments.

Item 3. Controls and Procedures.

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

There has not been any change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(e) under the Securities Exchange Act of 1934 that occurred during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect these controls.

KYZEN CORPORATION

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

On August 14, 2003, the Company filed a report on Form 8-K containing a press release reporting the Company’s earnings for the quarter ended June 30, 2003.

KYZEN CORPORATION

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KYZEN CORPORATION
(Registrant)

Date November 14, 2003	by	/s/ Kyle J. Doyel

(Signature)
Kyle J. Doyel
President and Chief Executive Officer

Date November 14, 2003	by	/s/ Thomas M. Forsythe

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