Form 10KSB
period 2003-12-31
KYZEN CORP
filed 2004-03-30
CIK 944727

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

NONE

(Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [  ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer’s revenues for its most recent fiscal year. $6,008,045

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act) $1,166,767 at $0.43 as of February 27, 2004

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

4,690,119 shares of Common Stock outstanding as of February 27, 2004

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

Portions of the Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be held on April 27, 2004 are incorporated into Part III of this report.

Transitional Small Business Disclosure Format (check one):

     [  ] Yes [ X ] No

KYZEN CORPORATION
INDEX

KYZEN CORPORATION

PART I

Forward-Looking Statements

Management has included in this report certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions are intended to identify forward-looking statements. Such statements are, by their nature, subject to certain risks and uncertainties. Among the factors that could cause actual results to differ materially from those projected are the following: business conditions and the general economy as they affect interest rates and manufacturing output; business conditions as they affect manufacturers of chemical raw materials; trends toward miniaturization and the use of lead-free soldering and solder bumping techniques by assemblers of electronic components; whether other jurisdictions follow the European Union in banning lead-tin solders; whether lead-free soldering technology results in additional cleaning requirements; the rate of growth within the Technical Road markets; the Company’s ability to successfully implement its Technical Roads plan; the emergence of new competitors; the negotiation of a satisfactory arrangement to continue the Company’s relationship with DuPont; the ability of the Company to attract and retain qualified employees; the Company’s ability to control costs including selling, marketing, general and administrative expenses and research and development expenses; the availability of raw materials at favorable prices from suppliers; the federal, state and local regulatory environment; changes in the import and export rules, regulations and tariffs as they apply to countries where the Company conducts business; changes in the Company’s liquidity or capital resources; the accuracy of the Company’s sales estimates as they relate to the impairment of patents; changes in accounting policies and practices; the ability of the Company to obtain financing or equity capital with favorable terms and conditions; changes in the financial condition, corporate strategy or technology of the Company’s primary customers; the Company’s ability to attract new customers; the ability of the Company to develop new competitive product lines or add product lines through marketing agreements or licensing agreements; the Company’s ability to capitalize on its existing relationships to expand into new markets; and acceptance of the Company’s new products by the Company’s existing and potential customers. Actual results, events and performance may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Description of Business.

The Company

Kyzen Corporation (“Kyzen” or the “Company”) is a specialty chemical company focused on chemistries and processes for industrial manufacturing operations including: electronics, electronic packaging, optical, glass, aerospace, metal finishing, semiconductor and other high technology industries where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems, prototype cleaning machines and chemical handling systems that enhance the use by customers of the Company’s chemical solutions. The Company also performs contract cleaning and laboratory services.

The Company was incorporated in Utah in 1990 and re-domesticated under Tennessee law in 1999. The Company’s headquarters are located at 430 Harding Industrial Drive, Nashville, TN 37211, where its telephone number is (615) 831-0888, and its fax number is (615) 831-0889.

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

Because industrial cleaning is one of the largest applications for ODPs, Kyzen was organized to develop chemical solutions and processes to replace ODPs used in the cleaning of electronic assemblies and precision metal components. Historically, materials such as chlorofluorocarbon 113 (“CFC-113”) and 1,1,1, Trichloroethane (“Methyl Chloroform” or “Trich”) were widely used in these applications. Today, no single replacement product has been developed that has the broad applicability of the ODPs produced before 1995. The market for high technology cleaning has fragmented into smaller niche cleaning segments where specific products are developed to meet specialized market needs. This market continues to evolve as newer products and manufacturing technology and increasing miniaturization of products present more difficult cleaning challenges for manufacturers.

KYZEN CORPORATION
PART I (Continued)

The Company’s Technology Roadmap

The technology roadmap, which the Company developed in 2000, has continued to serve as Kyzen’s strategic plan since that date. This roadmap helps to identify and focus the Company’s products and resources to serve the niche markets within four areas (the “Technical Roads”). The Technical Roads are described in the table below:

Technical Road	Niche Cleaning Applications	Kyzen Products Used
Electronics	Through Hole and Surface Mount Circuit Boards; Screens, Misprints, Maintenance, Adhesives, Lead-Free Soldering Processes	Aquanox®, Ionox®, SynergyCCS™, Lonox™, Cybersolv®

Semiconductor	Wafers, Hybrids, Wafer Level Packaging, Flip Chips, Lead-Free Soldering Processes, Ball Grid Arrays, Solder Bumps, Photoresist,	Ionox®, Micronox®, SynergyCCS™, Optisolv®, Cybersolv®

Metal Finishing	Rocket Assemblies, Aerospace Parts, Automotive Parts, General Industrial Metal Parts	Ionox®, Metalnox®, Cybersolv®, Kryptonol™, SynergyCCS™

Optics	Lenses, Moulds, Glass, Lasers, Fiber Optics,	Optisolv®, Micronox®, Cybersolv®, Kryptonol™

Electronics. Electronics has been the core of the Company’s business since its inception. The advent of no-clean soldering processes has reduced demand for the cleaning products and processes provided by the Company to assemblers of electronic components. This industry experienced a down cycle that began in 2001 and has continued through 2003. Despite the slow market conditions, the Company’s sales in this segment have been steady due to a combination of new customers and higher sales volume to existing customers. The Company anticipates that demand for its products and processes in this Technical Road will increase in light of the trends towards miniaturization and the use of lead-free soldering techniques as discussed below. The Company feels that lead-free soldering will be adopted by many manufacturers over the next three to five years. The Company is working to position its products and market channels to capitalize on the potential need to clean these new materials.

Semiconductor. In order to produce semiconductor packages with faster clock speeds, manufacturers of semiconductors are increasing their use of wafer level packaging and flip chip technology. These technologies involve a soldering process which matches our core electronic assembly cleaning expertise. As a result, the Company hopes to capitalize on its experience in the Electronics Technical Road to increase its share of the business within the Semiconductor Technical Road, which management continues to believe will be a growing market in the future. The continued slowness in the overall semiconductor industry limited the Company’s growth in this area in 2003. Like the Electronics Technical Road, this segment will also be impacted by the requirement of lead-free soldering materials.

Metal Finishing. During the past few years, the Company has developed a new line of Metalnox® products designed to bring new, more environmentally friendly products to this industrial cleaning sector as alternatives to the traditional industrial cleaning products. This Technical Road encompasses a broad range of parts requiring cleaning, from space systems to brake pads. Significant resources have been allocated to develop and test these new products, and this preparation has resulted in the successful addition of some significant new customers contributing to our growth in 2003. Substantial efforts are underway to promote our products in this relatively new area as well as define and develop effective channels to market.

Optics. The Company provides cleaning products and processes to the optical industry. Initially, the Company focused on products and processes for cleaning ophthalmic lenses. In 2001, we expanded our focus to include industrial glass and plastic devices, which resulted in increased applications and market opportunity for these products. The Company has had some success in marketing its products and services to manufacturers of various optical product and devices. The optics market continues to represent a modest, but growing, portion of our product mix.

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

The Company continues to develop new cleaning chemistries and processes for all of the Technical Roads. Management of the Company believes that future product lines may also be obtained through marketing agreements or licensing agreements. The Company has a licensing agreement with Honeywell International Inc. (“Honeywell”) and Hewlett Packard Company to sell and market a patented cleaning product jointly developed by both companies. In 1999, the Company entered into an exclusive agreement to sell and market Xolvone®, a patented chemical developed by the DuPont Nylons Division. In 2002, DuPont announced its decision to exit the Xolvone® business. This decision required the Company to reformulate those products using the Xolvone® solvent and re-qualify alternative products with the customers using those products. In 2001, the Company entered into an agreement to sell and market Vertrel®, a patented chemical developed by the DuPont Fluoroproducts Division. These chemicals are primarily used by the Company as ingredients in formulated products sold under the Company’s own trademarks, such as Ionox®, Aquanox®, Cybersolv® and Micronox®. The primary application for these products is within the Semiconductor Technical Road, with additional applications in both the Metal Finishing and Electronics Technical Roads. Late in 2003, DuPont informed the Company that DuPont would like the relationship to continue in 2004 but under a revised agreement. Both parties are currently considering potential changes to the structure of this relationship. The Company believes that any potential structural changes should not have a material adverse effect on the Company’s financial condition or results of operations in 2004 or beyond.

The Company, through its normal sales channels and communications with customers, is able to monitor the market place in an effort to identify potential acquisition candidates or licensors of cleaning technology and products. The Company has not entered into any new definitive agreements with such candidates or licensors, and there can be no assurance that any particular opportunity will materialize.

Engineering Services Group

The goal of Kyzen’s Engineering Services Group is to enhance our customers’ cleaning processes and eliminate obstacles preventing the implementation of Kyzen’s chemical cleaning solutions. This group is responsible for developing, manufacturing and/or retrofitting process control and cleaning equipment. In addition, the group also builds and maintains equipment in Kyzen’s Cleaning Applications and Evaluation Laboratory, maintains existing customer processes pursuant to service contracts and manufactures peripheral items necessary to assist in the installation and implementation of our cleaning products. The group also utilizes the Company’s extensive array of equipment in our Cleaning Applications and Evaluation Laboratories in Manchester, New Hampshire and Nashville, Tennessee to perform contract-cleaning services.

Products sold by the Engineering Services Group include meters that monitor cleaner concentration, metering pumps, liquid level sensors, transfer pump systems, holding tanks and coalescors, filters and the PCS-Process Control System. The PCS is a fully integrated process tool based on the Company’s proprietary technology that automatically samples and adjusts cleaning agent concentration to a specified level in a cleaning tank or machine. All the products are designed to operate on many of the Company’s existing and developmental cleaning products.

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

Competition

The Company currently considers its most significant competitors to be the following companies: Zestron/Dr. O.K. Wack Chemie, Petroferm, Church & Dwight, ITW-Magnaflux, Valtech, Dynalloy, Oakite, Envirosense, EKC Technology, Chesapreake Industrial Cleaning Products and Brulin. Management believes new competitors will emerge as the Company continues to expand its product offerings to solve new technical challenges. Management also believes the Company has a competitive advantage because the Company is one of only a few companies that has as its primary source of revenue the sale of high technology cleaning products. Management believes that the Company may also have a competitive advantage due to the Company’s ability to leverage its core competencies

KYZEN CORPORATION
PART I (Continued)

though its agreements with technology partners and the Company’s provision of cleaning data and information on environmentally sensitive cleaning processes to solder, flux and equipment suppliers.

Dependence on Suppliers and Others

The Company purchases its raw materials, components and finished products from a variety of sources. While the Company is generally not dependent on any one supplier for raw materials, components or finished products, there are instances where supplies of certain materials are sole-sourced with backup inventories available from distributors. For materials that the Company uses in large quantities, the Company attempts to have a minimum of two sources of supply. The Company monitors the viability of its suppliers and markets to avoid a situation in which the available supply becomes unfavorable. The Company’s strategy for all its raw materials is to be capable of sourcing required materials from alternative suppliers or producers on short notice if the need arises. There can be no assurance that any raw material or other components and systems utilized by the Company will continue to be available at reasonable prices in the volume required for the Company to meet its customers’ orders.

Production and Supply

The production of the Company’s products involves the blending of chemicals purchased from third-party suppliers in the open market. Many of the Company’s chemical raw materials are widely available from numerous manufacturers and distributors. In 2004, the Company anticipates that some of its products may be blended by third parties where location, availability of raw materials and/or technical capability make blending by a third party more favorable to the Company than producing and shipping these products from our manufacturing center in Nashville, Tennessee.

Sales and Product Distribution

Marketing. There are a number of precision-cleaning market niches ranging in size from $1 million to $50 million in which management believes the Company should be able to establish and maintain a competitive advantage. The Company is now established in the Electronics Technical Road and has targeted the Optics, Semiconductor and Metal Finishing Technical Roads for expansion. In most aspects of the Electronics and Semiconductor Technical Roads, the Company has historically used a direct sales force combined with selected agents with special expertise. In the Optics, Metal Finishing and non-critical aspects of the Electronics Technical Roads, the Company utilizes multiple channels for sales to selected market segments. In 2004, the Company expects to evaluate new potential channels to market to assist in the sale of our products across the Technical Roads.

Cleaning Applications and Evaluation Laboratories. The Company currently operates comprehensive Cleaning Applications and Evaluation Laboratories in Manchester, New Hampshire and Nashville, Tennessee. A Cleaning Applications and Evaluation Laboratory is a demonstration facility in which customers can view the effectiveness of the Company’s cleaning technology in a risk-free environment. The Company believes it has the most comprehensive demonstration facilities in the industrial cleaning industry. The centers are used to expedite the sales cycle for Kyzen’s chemical solutions, to accelerate the development of new cleaning products, to gather performance data on products and to increase potential customers’ exposure to Kyzen and its products.

Sales Force. Historically, one of the primary challenges facing the Company has been selling its cleaning technologies to customers who have limited experience with cleaning agents and processes. Consequently, these sales often require long relationship-building periods and considerable time for solving problems and testing processes and chemistry. To shorten the sales cycle, the Company has invested in the Cleaning Applications and Evaluation Laboratories described above, which allow new and existing customers to test and collect data on various cleaning products and processes. In addition, for the Electronics Technical Road, the Company has an extensive, ongoing testing protocol, which is used to evaluate the effectiveness of our products and provide detailed, optimized process recommendations to our customers and prospects. The Company estimates that in 2003 the Company hand-built and tested nearly 10,000 test circuit boards utilizing over 100 different soldering materials from various solder manufacturers. The Company anticipates that this data will greatly assist all of the Company’s sales channels in more effectively selling Kyzen products. The sales cycle for conversion to the Company’s products typically ranges from three months to two years, and the Company believes that cycle will become shorter with the use of this test data.

The Company currently sells its products through a direct regional sales force, complemented in certain geographic regions or market segments with manufacturer representatives or agents. The Company is broadening its reach in the market through the use of partners in other channels, such as cleaning equipment manufacturers and flux manufacturers, to reach additional customers in selected Technical Roads. The Company also uses sales engineers, chemists, application lab personnel and inside sales personnel in the Company’s sales efforts, depending on the customer application, sales volume potential and the status of the customer in testing, buying and/or implementing the cleaning

KYZEN CORPORATION
PART I (Continued)

chemical. The Company anticipates that as it diversifies its product offerings, it will expand its channels to market in selected segments. The Company delivers its product via common carrier.

Customers

During the year ended December 31, 2003, no customer accounted for more than 10% of the Company’s revenues. Management believes that the loss of any one customer would not have a material adverse effect on the Company’s financial condition or results of operations.

Patents

The U.S. Patent and Trademark Office has approved the Company’s latest patent application and the Company expects the patent to be issued in early 2004. This will be the Company’s seventh U.S. patent, and it will apply to cleaning products and applications in all four of Kyzen’s Technical Roads. The Company currently holds six patents for its chemical cleaning formulations in the United States. Three U.S. patents cover applications primarily in the electronics and semiconductor industry and three cover applications mainly in the optical and semiconductor industry. The Company has also obtained one patent for electronic and semiconductor applications in each of Mexico, China, Taiwan, Australia, Korea, Brazil, the European Union and Japan. Two U.S. patents for electronic and semiconductor applications, which expire between 2009 and 2014, and pending international patents related to these two U.S. patents are jointly owned by the Company and Delphi Automotive Systems (“Delphi,” formerly Delco Electronics, a division of General Motors). Delphi has retained the right to use the chemistry developed under the patents, and the Company has retained the right to market the patented formulations. Delphi is not entitled to receive royalties or license fees from the Company on the chemical cleaning products manufactured and sold by the Company. If the Company enters into a license or royalty arrangement for the patented formulations, the resulting license fee or royalties would be shared between the Company and Delphi.

The Company has applied for additional patents in the United States and several foreign countries covering discoveries in all four Technical Roads and the use of novel materials and processes. These filings relate to work performed during the past five years on a number of formulations to be used in existing and new market niches. Four U.S. patents were issued to the Company in October 1999 and January, May and October 2000 and will expire in approximately 2018. The Company also has additional applications that are currently being reviewed by the U.S. Patent and Trademark Office.

The Company is also required to pay patent royalties to Bix Manufacturing Company, a shareholder of the Company. Royalties are based on 2% of revenues related to the patented chemistry and were less than $50,000 in both 2002 and 2003. The Company is currently settling its royalty obligation through consulting services performed by the Company. The Company also pays a royalty to Honeywell for the sale of products under a licensing arrangement with Honeywell. The royalty is based on a percentage of sales made by Kyzen under the agreement. In both 2002 and 2003, these royalty payments were less than $50,000.

Future Legislation and Governmental Regulation on Chemicals

The Company believes that the demand for its products is directly related to governmental responses to and public concern with ozone depletion, CFC elimination, use of hazardous or highly toxic cleaning agents, and air and water contamination. Legislation has been passed in the European Union to prohibit the use of lead in solder by 2006. This legislation may encourage other countries, including the U.S., to enact similar legislation resulting in the elimination of lead solders.

Decreased public concern over ozone depletion or air and water contamination or less governmental pressure to remedy such problems could substantially reduce demand for the Company’s products. Although the Company is not aware of any such pending or proposed federal legislation or regulation, any legislation or regulation that has the effect of limiting the demand for the Company’s products, chemicals, services or components or limiting the methods by which the Company’s products or chemicals are manufactured, installed or serviced could have a material adverse effect on the financial condition or results of operations of the Company.

Research and Development

The Company’s research and development expenses in 2003 were $562,016 and in 2002 were $545,680. Research and development activities are expensed as incurred because the majority of the Company’s research and development activities consist of developing technologically feasible products and processes for niche specific applications. Management expects that the Company will maintain its research and development costs at this level, which will allow the Company to continue to develop new and innovative products for all four Technical Roads.

KYZEN CORPORATION
PART I (Continued)

Employees

As of December 31, 2003, the Company had 27 full-time employees and two part-time employees. The Company considers its employee relations to be satisfactory. The management of the Company believes the current staffing level is adequate to accomplish the necessary tasks for 2004, given historical growth levels of the Company. Higher growth rates, acquisitions or licensing of new product lines may require additional employees to properly staff increased sales, development and technical support functions. Management of the Company intends to hire additional personnel as they are required.

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

Item 2. Description of Property.

Facilities

The Company’s headquarters are located at 430 Harding Industrial Drive, Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a Cleaning Application and Evaluation Laboratory, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well-maintained industrial park. The Company also leases an approximately 7,675 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a Cleaning Application and Evaluation Laboratory, the Engineering Services Group, an equipment manufacturing facility and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company’s needs for at least the next year.

The Company conducts its operations from these facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2002 and extended to May 2006. The lease for the Tennessee facility has a five-year term ending January 2006 with an option to renew for an additional five years. Total rent expense was $160,771 in 2003 and $153,781 in 2002. Included in rent expense for 2003 and 2002 is approximately $115,000 and $109,000, respectively, of rent paid to Charles Hawkins Company, whose pension plan is a shareholder of the Company.

The Company carries general property and casualty insurance in an amount management considers adequate.

Item 3. Legal Proceedings.

The Company is not aware of any proceedings contemplated by any party or governmental authority against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of 2003.

KYZEN CORPORATION

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s Common Stock and Warrants to purchase Common Stock are quoted on the OTC Bulletin Board (symbols KYZN.OB and KYZNW.OB, respectively) and listed on the Boston Stock Exchange (symbols KYZ and KYZ&W, respectively). The following table provides the range of the high and low bid quotations (denominated in dollars) for the Company’s Warrants and Common Stock for each quarter within the last two fiscal years. The quotations reflect inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.

			Warrants		Common Stock
		Dividends	High	Low	High	Low
Quarter ended:	March 31, 2002	*	$0.020	$0.005	$0.23	$0.16
	June 30, 2002	*	0.005	0.005	0.30	0.16
	September 30, 2002	*	0.030	0.005	0.22	0.15
	December 31, 2002	*	0.030	0.001	0.28	0.12
	March 31, 2003	*	0.010	0.010	0.25	0.13
	June 30, 2003	*	0.010	0.001	0.35	0.22
	September 30, 2003	*	0.001	0.001	0.55	0.26
	December 31, 2003	*	0.030	0.001	0.70	0.40

* The Company historically has not paid dividends and does not expect to pay dividends in the foreseeable future.

There were approximately 130 shareholders of record and approximately 750 beneficial shareholders of Common Stock on February 27, 2004.

For information regarding securities authorized for issuance under an equity compensation plan, please see Item 11 of this annual report on Form 10-KSB.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Executive Overview

The Company continues to focus on the Technical Roads as discussed in Item 1 of this report. As the market for precision cleaning has changed, whether from “no-clean” solder paste, outsourcing to Electronic Manufacturing Services production or the recent introduction of lead-free solders, the Company has focused on understanding the market and making necessary changes to stay ahead of the trends. The downward trends in the electronics markets in previous years were not as pronounced for the Company. Similarly, the possible future upward trends may also not be as pronounced to the Company. The four Technical Roads offer the Company the opportunity to avoid significant unfavorable changes in one market by focusing immediate attention on a different market. However, the cleaning processes and technology used in each Technical Road are similar, which enables the Company to offset some of the negative effects from one Technical Road to another. This was demonstrated in 2003 when sales increased slightly, but gross margins and net profit increased significantly. The Company has now had six consecutive profitable quarters, and management expects that trend to continue as the Company offers new, innovative and effective products in all its Technical Roads, applying its cleaning knowledge and abilities to each area.

In 2004 and beyond, the Company’s ability to leverage its knowledge of cleaning chemicals and processes in order to access new target markets will be very important. Developing new channels of distribution to target markets is one of the Company’s goals for the coming year. Whether this is done by working with cleaning equipment producers, flux manufacturers or distributors of cleaning supplies, the Company will focus on generating higher sales volume. Partners such as these may bring market or specific customer expertise in newer markets and help the Company expand its market penetration in cleaning areas in which the Company is already established. Using these complementary channels allows the Company to continue to focus on developing methods and products for cleaning.

Recent Business Developments

During 2003, the Company’s management continued its focus on increasing sales by adhering to the Technical Roads plan outlined in Item 1 above. Despite the weak economy in the past three years, particularly in the Electronics and Semiconductor Technical Roads, the Company followed its plan to pursue other high technology cleaning niches. In

KYZEN CORPORATION
PART II (Continued)

addition, management of the Company plans to evaluate complementary channels for bringing its products to market, such as developing relationships with cleaning equipment producers, flux manufacturers or distributors of cleaning supplies. The Company believes such endeavors help expand sales at a higher rate than may be accomplished exclusively by our direct sales force.

The development that the Company believes will have the biggest impact on the Company’s business is legislation which will ban the use of lead in solder. Legislation has been passed in the European Union (“EU”) to eliminate the use of lead in solder by July 2006. The Company believes this legislation will encourage many other countries, including possibly the United States, to follow the EU in banning the existing lead-tin solders commonly used in the electronics industry. Current information from customers testing the new lead-free soldering materials indicate that the more aggressive fluxes, which require higher temperatures to function properly, may require more cleaning than conventional soldering materials. The Company strongly believes that lead-free soldering technologies will create more cleaning opportunities than those currently existing with lead-based soldering, particularly within the Electronics and Semiconductor Technical Roads.

Competitive Environment

The precision cleaning industry has undergone rapid change since the 1990’s as companies searched for new technology to replace processes based on ODPs. The precision cleaning industry moved from a commodity market supplied by major chemical companies to a series of highly fragmented niche markets supplied by numerous focused specialty chemical companies. In the last five years, the Company’s greatest competitive challenge has come not from direct competition but from industry changes. The largest change came from the advent of soldering technologies that do not require cleaning. These “No Clean” technologies dominate electronic assemblies produced worldwide and limit cleaning to those applications with more stringent reliability requirements. The second change was the emergence of contract manufacturers of electronic assemblies known as the Electronic Manufacturing Services (“EMS”) industry. With the emergence of EMS, many original equipment manufacturers (“OEMs”) have outsourced the production of their products to these contract manufacturers. The EMS industry, unlike the OEM business, is a commodity market and focuses on cost rather than reliability of end products. The end result is that many of the products produced by the EMS manufacturers are not cleaned, thereby reducing the size of the cleaning market in the Electronics Technical Road. The third change came in 2001 when the rapid growth experienced by high technology businesses ended, and these businesses underwent a severe decline due to worldwide economic conditions. A consequence of this change resulted in the relocation and consolidation of many of the EMS manufacturers to Asia. Industry sources indicate that manufacturing production in the electronics and semiconductor industries declined by as much as 30 to 40 percent below the levels produced in 2000 and continued to remain near those levels over the last three years.

While the industry changes discussed in the preceding paragraph have reduced the overall demand for cleaning products, there are also current technology developments that are creating new opportunities for the Company in the Electronics and Semiconductor Technical Roads. The continued trend of miniaturization has made formerly acceptable contaminants unacceptable with the new service devices. Additionally, the desire to eliminate production steps and reduce size is leading to the development of a new type of device – the flip chip – and attachment technology known as “wafer level packaging.” This emerging trend will require cleaning in many of the manufacturing steps.

Results of Operations

Comparison of the Years Ended December 31, 2003 and December 31, 2002

			Increase (decrease)
	2003	2002	Change ($)	Change (%)
Net sales	$6,008,045	$5,930,466	$77,579	1%
Gross profit	3,346,848	3,086,573	260,275	8
Selling, marketing, general and administrative expenses	2,669,213	2,507,694	161,519	6
Research and development expenses	562,016	545,680	16,336	3
Operating income	115,619	33,199	82,420	248

Net Sales

The increase in net sales from 2002 to 2003 reflected changes in the Company’s product mix and the recovery of approximately $37,000 in product returns. Changes in the product mix included increases in the Metal Finishing Road

KYZEN CORPORATION
PART II (Continued)

offset by decreases in the Optics and Electronics Roads. Sales of Engineering Services increased during the year ended December 31, 2003 as compared to 2002; however, these services constituted less than 10% of net sales in both 2003 and 2002. The Company will continue to focus on chemical sales and use the Engineering Services Group to enhance future chemical sales.

Gross Profit

The increase in gross profit from 2002 to 2003 was due to slightly higher sales volume and a shift in product mix to more profitable product lines. Gross profit as a percent of sales increased from 52% for the year ended December 31, 2002 to 56% for the year ended December 31, 2003. The changes in the Company’s product mix had a positive effect on gross profit.

Selling, Marketing, General and Administrative Expenses

The increase in selling, marketing, general and administrative expenses from 2002 to 2003 was the result of continued increases in insurance costs and increased wages as well as increases in incentive-based expenses in areas, such as commissions and bonuses, that contributed directly to increasing sales. Incentive-based spending will continue because the Company is committed to encouraging sales growth throughout its sales force. Administrative expenses continued to grow due to increases in medical insurance, general insurance and financial reporting and accounting costs. The Company believes that the current level of spending is appropriate to encourage sales growth while maintaining other costs.

Research and Development Expenses

The increase in research and development expenses from 2002 to 2003 reflected the Company’s continued focus on developing new products. The increase was primarily a result of increased use of the Company’s cleaning products to test the effectiveness of these products for various customer-related cleaning opportunities and the consumption of other supplies required to facilitate testing of these products.

Operating Income

Operating income increased from 2002 to 2003 as a result of higher net sales, the shift to a higher margin product mix, increases in both gross profit and gross profit as a percent of sales, and control over the rate of increase in operating expenses.

Income Taxes

The Company did not record a provision for income taxes in 2003. The Company applied net operating loss carryforwards to eliminate taxable income.

Comparison of the Years Ended December 31, 2002 and December 31, 2001

			Increase (decrease)
	2002	2001	Change ($)	Change (%)
Net sales	$5,930,466	$5,605,067	$325,399	6%
Gross profit	3,086,573	2,888,604	197,969	7
Selling, marketing, general and administrative expenses	2,507,694	2,620,963	(113,269)	(4)
Research and development expenses	545,680	549,101	(3,421)	(1)
Operating income	33,199	(281,460)	314,659	N/A
Interest income	5,698	12,816	(7,118)	(56)

Net Sales

The increase in net sales from all business activities from 2001 to 2002 reflected increased sales in the optics and metal finishing industries as well as the addition of new customers in the electronics industry. These increases were partially offset by a generally recessionary economic environment, including a challenging market for many customers in the electronics industry. Sales of Engineering Services decreased during the year ended December 31, 2002 as compared to 2001. This reflected the slow industrial markets and associated lower need for these services in 2002. As a percentage of net sales, the Engineering Services sales were less than 10% of net sales in both 2002 and 2001.

KYZEN CORPORATION
PART II (Continued)

Gross Profit

The increase in gross profits from 2001 to 2002 was the result of higher sales volume and changes in product mix.

Selling, Marketing, General and Administrative Expenses

The decrease in selling, marketing, general and administrative expenses from 2001 to 2002 was the net result of better targeted spending in areas such as marketing and sales and control of spending in all areas. Considering the increased expenses for such items as liability insurance, medical insurance and financial reporting and accounting costs, the Company was successful in reducing overall expenses from 2001.

Research and Development Expenses

The slight decrease in research and development expenses from 2001 to 2002 reflected the Company’s continued focus on developing new products with the talent and resources available within the organization.

Operating Income

The achievement of operating income in 2002 from an operating loss in 2001 was due to the Company’s control over selling, marketing, general and administrative expenses and research and development expenses and represented an increased focus on the sale of new and existing products in new and different markets.

Other Income

The decrease in total other income from 2001 to 2002 reflected lower interest rates in conjunction with lower cash balances in the first half of 2002 versus 2001.

Income Taxes

The Company did not record a provision for income taxes in 2002. The Company applied net operating loss carryforwards to eliminate taxable income.

Liquidity and Capital Resources

	2003	2002	Change ($)	Change (%)
Working capital	$1,471,948	$1,310,858	$161,090	12%
Cash provided by operations	155,320	104,081	51,239	49
Cash used in investing activities	77,067	37,924	39,143	103
Capital expenditures	86,552	56,306	30,246	54

The Company’s primary source of funds is cash flow from operations in the normal course of selling products. The Company’s primary uses of funds are buying raw materials, the funding of research and development of new products, purchases of capital equipment and sales and marketing activities.

Increases in cash and cash equivalents, accounts receivable and inventory along with a decrease in accounts payable were responsible for the increase in working capital from the year ended December 31, 2002 to the year ended December 31, 2003. Cash and cash equivalents increased as a result of increased sales and better gross margins, while the increase in accounts receivable was very small. Inventory increased in both raw material and finished goods as more material was purchased to meet anticipated customer demand. The accounts payable decrease reflected the timing of normal payments.

The increase in cash and cash equivalents provided by operations from the year ended December 31, 2002 to the year ended December 31, 2003 was attributed to net income increasing from $39,167 to $118,850. Increases in accounts receivable and inventory and decreases in accounts payable offset some of the increase in net income.

The increase in cash and cash equivalents used in investing activities from the year ended December 31, 2002 to the year ended December 31, 2003 reflected increased purchases of property and equipment as well as increased expenditures on patent rights offset by the proceeds from the sale of certain property and equipment and the collection of a note receivable from an officer and director who is a shareholder of the Company.

The increase in capital expenditures from 2002 to 2003 reflected capital spending on several equipment additions used in product demonstration and simulation, increased spending for computer related equipment and significant improvements to the Company’s leased office space. Capital expenditures for patents increased for the year ended December 31, 2003 to $13,965 from $11,618 for the year ended December 31, 2002 as the Company successfully completed the pursuit of one patent.

KYZEN CORPORATION
PART II (Continued)

The reduction in cash and cash equivalents as a result of financing activities for 2003 reflects the repurchase of shares of the Company’s Common Stock. A program for the repurchase of the Company’s Common Stock was approved by the Board of Directors in October 2002 and began in December 2002. During 2003, the Company repurchased 86,768 shares of its Common Stock as part of this program.

The Company anticipates, based on currently proposed plans and assumptions relating to its operations and expansion plans, that the current cash and cash equivalents balances together with projected cash flows from operations will be sufficient to satisfy its contemplated cash requirements through at least December 31, 2004. The Company’s cash requirements for 2004 and beyond will depend primarily upon the level of sales of chemical products, inventory levels, product development, product procurement, sales and marketing expenditures and capital expenditures. If the Company’s plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, delays, deterioration of customer base, financial condition or otherwise), the Company may have to seek financing from public or private debt and equity markets. There can be no assurance, however, that these sources will be available to the Company on favorable terms, and unfavorable markets could limit the Company’s ability to obtain financing.

Contractual Obligations

The following table sets forth our contractual obligations at December 31, 2003:

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Operating leases	$378,380	$159,940	$202,400	$17,040	$0

Total contractual cash obligations	$379,380	$159,940	$202,400	$17,040	$0

The operating leases above include leases for two facilities used by the Company, one in Nashville, Tennessee and another in Manchester, New Hampshire, and a lease of a copier/printer located at the Company’s Nashville facility.

At December 31, 2003, the Company had no outstanding letters of credit or long-term debt guarantees.

International Trade Developments

The Company has been using foreign manufacturers since 1997 for certain raw materials. The Company continued to use these sources through much of 2003. During the second quarter of 2003 and again in February 2004, the International Trade Commission (“ITC”) requested that the Company complete a questionnaire regarding the Company’s purchase of certain raw materials from a Chinese supplier. In January 2004, the U.S. Department of Commerce (“DOC”) rendered a preliminary decision that the Chinese supplier was determined to be underselling its U.S. competition and requested that a bond, representing a tariff, be posted by the Company in the amount of 31.3% of the purchase price of any future purchases of the materials from the Chinese supplier. The bond will remain in place until further investigation and determinations can be completed by both the DOC and ITC. The Company believes that the DOC and ITC will make final decisions in the third quarter of 2004. An imposition of significant duties on the Chinese supplier, should it be found by the ITC to have violated federal “anti-dumping” laws and regulations, could have a material adverse effect on the Company’s financial condition and results of operations, due to an anticipated increase in the cost of the raw material. The Company is currently purchasing this product from a domestic producer and will continue to do so in the future. The Company believes it is in the best interest of its shareholders to have multiple sources for key raw materials whenever possible. The Company has identified several organizations, both domestic and abroad, which are capable of manufacturing these materials. The Company will be actively pursuing such organizations to produce these materials should the DOC and ITC decisions preclude Chinese imports of these materials.

Critical Accounting Policies

The Securities and Exchange Commission defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Kyzen’s significant accounting policies are described in Note 1 in the Notes to Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgements or estimates.

Management considers the recording of patent costs, including the purchase of patent rights and legal costs incurred related to issued, and pending patents, to be a critical accounting policy. At December 31, 2003, the Company had capitalized patent costs, net of amortization, of $195,243. Patent costs are recorded and amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, not exceeding 20 years. Patent costs are

KYZEN CORPORATION
PART II (Continued)

reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During 2002, the Company recognized $4,993 as impairment for part of a foreign patent application that was abandoned. During 2003, the Company recognized $2,540 as a loss on the abandonment of certain patent rights. This policy is considered to be critical because management relies on sales estimates of patented products to evaluate impairment of patents. If such sales estimates are not attained, there could be future impairment of the patents. If a pending patent is not approved, the remaining net book value is written off. As of December 31, 2003, the Company had two patents pending with a total value of approximately $50,000. If a pending patent is not approved, the remaining net book value is written off.

Off-Balance Sheet Arrangements

The Company currently does not have any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, revised December 2003, (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest in the VIE.

The Company is evaluating the impact of applying FIN 46R and has not yet completed this analysis. At this time, it is anticipated that the adoption of FIN 46R will not have an impact on the Company.

KYZEN CORPORATION
PART II (Continued)

Item 7. Financial Statements.

Independent Auditors’ Report

The Board of Directors
and Shareholders of
Kyzen Corporation:

We have audited the accompanying balance sheets of Kyzen Corporation as of December 31, 2003 and 2002, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kyzen Corporation as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Nashville, Tennessee
February 6, 2004

KYZEN CORPORATION
PART II (Continued)

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$438,999	$383,306
Accounts receivable, net of allowance for doubtful accounts of $9,846 in 2003 and $11,683 in 2002	940,877	927,508
Inventory	487,775	419,340
Other	70,930	72,711

Total current assets	1,938,581	1,802,865
Property and equipment, net	231,376	272,216
Patents, net	195,243	204,203

Total assets	$2,365,200	$2,279,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$466,633	$489,438
Accounts payable to related parties	—	2,569

Total current liabilities	466,633	492,007
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $0.01 par value;10,000,000 shares authorized, no shares issued or outstanding in 2003 and 2002; 100,000 Designated Series A Junior Participating Preferred Stock	—	—
Common Stock, $0.01 par value; 40,000,000 shares authorized, 4,690,119 shares issued and outstanding in 2003 and 4,776,887 shares issued and outstanding in 2002	46,902	47,769
Additional paid-in capital	5,295,531	5,302,224
Accumulated deficit	(3,443,866)	(3,562,716)

Total shareholders’ equity	1,898,567	1,787,277

Total liabilities and shareholders’ equity	$2,365,200	$2,279,284

See accompanying notes to the financial statements.

KYZEN CORPORATION
PART II (Continued)

STATEMENTS OF INCOME

	For the years ended
	December 31,
	2003	2002
Net sales	$6,008,045	$5,930,466
Cost of sales	2,661,197	2,843,893

Gross profit	3,346,848	3,086,573
Operating costs and expenses:
Selling, marketing, general and administrative expenses	2,669,213	2,507,694
Research and development expenses	562,016	545,680

Total operating expenses	3,231,229	3,053,374

Operating income	115,619	33,199
Other income:
Interest income	2,575	5,968
Gain on sale of property and equipment	656	—

Total other income	3,231	5,968

Net income	$118,850	$39,167

Net income per share – basic	$0.03	$0.01

Net income per share – diluted	$0.02	$0.01

Weighted average shares outstanding - basic	4,721,498	4,777,718

Weighted average shares outstanding - diluted	4,780,139	4,777,718

See accompanying notes to the financial statements.

KYZEN CORPORATION
PART II (Continued)

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the years ended December 31, 2003 and 2002

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2001	4,777,787	$47,778	$5,302,404	$(3,601,883)	$1,748,299
Purchase of common stock	(900)	(9)	(180)	—	(189)
Net income and comprehensive income	—	—	—	39,167	39,167

Balance at December 31, 2002	4,776,887	$47,769	$5,302,224	$(3,562,716)	$1,787,277
Purchase of common stock	(86,768)	(867)	(21,693)	—	(22,560)
Payments on stock subscription receivable from a shareholder/officer	—	—	15,000	—	15,000
Net income and comprehensive income	—	—	—	118,850	118,850

Balance at December 31, 2003	4,690,119	$46,902	$5,295,531	$(3,443,866)	$1,898,567

See accompanying notes to the financial statements.

KYZEN CORPORATION
PART II (Continued)

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2003	2002
Cash Flows from Operating Activities:
Net income	$118,850	$39,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,983	155,272
Loss on abandonment of patent rights	2,540	4,993
Gain on sale of property and equipment	(656)	—
Increase in accounts receivable	(13,369)	(7,858)
(Increase) decrease in inventory	(68,435)	38,097
Decrease (increase) in other current assets	1,781	(12,358)
Decrease in accounts payable and accrued expenses	(25,374)	(113,232)

Net cash provided by operating activities	155,320	104,081

Cash Flows from Investing Activities:
Purchase of property and equipment	(86,552)	(56,306)
Proceeds from sale of property and equipment	8,450	—
Expenditures for patent rights	(13,965)	(11,618)
Payments on notes receivable from shareholder/officer	—	30,000

Net cash used in investing activities	(92,067)	(37,924)

Cash Flows from Financing Activities:
Purchase of common stock	(22,560)	(189)
Payments on stock subscription receivable from a shareholder/officer	15,000	—

Net cash used in financing activities	(7,560)	(189)

Net increase in cash and cash equivalents	55,693	65,968
Cash and cash equivalents at beginning of year	383,306	317,338

Cash and cash equivalents at end of year	$438,999	$383,306

Supplemental cash flow information:

The Company paid no income taxes or interest cost in 2003 or 2002.

See accompanying notes to the financial statements.

KYZEN CORPORATION
PART II (Continued)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background

Kyzen Corporation (“Kyzen” or the “Company”) was incorporated under the laws of the State of Utah in 1990. In May 1999, the Company re-domesticated under the laws of Tennessee. Kyzen was formed to develop environmentally safe chemical solutions to replace ozone-depleting chlorinated solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications, including electronic assemblies and precision metal and plastic components where precision cleaning processes are required. The Company also manufactures and markets peripheral equipment such as process control systems and chemical handling systems that enhance the use by customers of the Company’s chemical solutions. Sales of such equipment totaled less than 10% of net sales in both 2003 and 2002. Typically, these products are sold as separate items and are integrated into a cleaning process by the customer, or by the Company as part of a contract service. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

The Company’s operations are conducted within one reportable business segment. Sales to customers outside the United States totaled $668,940 in 2003 and $575,194 in 2002, representing approximately 11% of net sales in 2003 and 10% of net sales in 2002. No individual customer or foreign market accounted for more than 10% of the Company’s revenue in 2003 or 2002.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2003 and 2002 consist of certificates of deposit with an original term of less than three months.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balances. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Balances over 90 days past due and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Patent Costs

Patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, are recorded and amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, which range from 17 to 20 years. If a pending patent is not approved, the remaining net book value is written off. Accumulated amortization was $157,808 and $138,613 at December 31, 2003 and 2002, respectively.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

KYZEN CORPORATION
PART II (Continued)

Business Concentrations

The Company purchases its raw materials, components and finished products from a variety of sources. While the Company is generally not dependent on any one supplier for raw materials, components or finished products, there are instances where supplies of certain materials are sole-sourced with backup inventories available from distributors. For materials that the Company uses in large quantities, the Company attempts to have a minimum of two sources of supply. The Company monitors the viability of its suppliers and markets to avoid a situation in which the available supply becomes unfavorable. The Company’s strategy for all its raw materials is to be capable of sourcing required materials from alternative suppliers or producers on short notice if the need arises. There can be no assurance that any raw material or other components and systems utilized by the Company will continue to be available at reasonable prices in the volume required for the Company to meet its customers’ orders.

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

Advertising Costs

Costs incurred for producing and communicating advertising are expensed in the period incurred and totaled $21,797 in 2003 and $34,633 in 2002.

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

Comprehensive Income

The Company did not have any components of comprehensive income other than net income in 2003 or 2002.

KYZEN CORPORATION
PART II (Continued)

Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment to SFAS No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	2003	2002
Net income, as reported	$118,850	$39,167
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(6,399)	(3,140)

Pro forma net income	$112,451	$36,027

Net income, per share as reported:
Basic	0.03	0.01
Diluted	0.02	0.01
Net income, per share pro forma:
Basic	0.02	0.01
Diluted	0.02	0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

	2003	2002
Expected dividend yield	0%	0%
Expected stock price volatility	106.0%	105.0%
Risk-free interest rate	4.36%	5.21%
Expected life of options	1-10 years	1-10 years

The weighted average fair value at date of grant for options granted during 2003 and 2002 was $0.41 and $0.19 per option, respectively.

Income Per Share

The Company calculates basic income per share as income available to common shareholders divided by the weighted average number of shares outstanding during the year. Diluted income per share is calculated using the treasury stock method for options and warrants. At December 31, 2003 the Company had options to purchase 600,000 shares of the Company’s Common Stock and warrants to purchase 1,650,000 shares of the Company’s Common Stock outstanding. For the twelve months ended December 31, 2003, options to purchase 475,700 shares of the Company’s Common Stock and all the warrants had exercise prices higher than the average trading value for the twelve months ended December 31, 2003 of the Common Stock and accordingly, were anti-dilutive. There were options to purchase 124,300 shares of the

KYZEN CORPORATION
PART II (Continued)

Company’s Common Stock that had exercise prices below the average trading value for the twelve months ended December 31, 2003 of the Common Stock and these shares were dilutive. At December 31, 2002, the Company had options to purchase 575,183 shares of the Company’s Common Stock and warrants to purchase 1,650,000 shares of the Company’s Common Stock outstanding. Although the Company had net income in 2002, the exercise price of these options and warrants was above the average trading value of the Company’s Common Stock for the twelve months ended December 31, 2002; therefore, the effect of these options and warrants was anti-dilutive in 2002.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, revised December 2003, (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation will be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest in the VIE.

The Company is evaluating the impact of applying FIN 46R and has not yet completed this analysis. At this time, it is anticipated that the adoption of FIN 46R will not have an impact on the Company.

NOTE 2 – NOTES RECEIVABLE

During 1999, certain key employees, one of whom is an officer and director of the Company, exercised options to purchase 93,333 shares of the Company’s Common Stock by executing non-recourse promissory notes payable to the Company. At December 31, 2002, the principal balance of the notes totaled $17,500 and was reflected in the balance sheet as a reduction in additional paid-in capital. The notes bore interest at 5% per year and matured on November 24, 2003. The notes were secured by the Company’s Common Stock held by such employees. The interest payable on the notes was withheld from the applicable employees’ paychecks. In November 2003, the note payable from the officer and director of the Company in the amount of $15,000 was paid. The note in the amount of $2,500 from an employee who is not an officer or director was extended to November 2005.

During 2001, the Company entered into a short-term loan of $30,000 with Michael L. Bixenman, Chairman of the Company, to enable him to finance the purchase of shares of the Company’s Common Stock from another shareholder. This loan bore interest at a rate of 9% per year and had an original maturity date of April 2002. Interest was received via automatic payroll deductions on a monthly basis. The loan was secured by 200,000 shares of the Company’s Common Stock. The note was paid in full during 2002.

KYZEN CORPORATION
PART II (Continued)

NOTE 3 – INVENTORY

Inventory consisted of the following:

	December 31,
	2003	2002
Raw materials	$336,230	$287,910
Finished goods	151,545	131,430

	$487,775	$419,340

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2003	2002
Manufacturing equipment	$723,115	$709,290
Office furniture and fixtures	472,223	485,478
Demonstration equipment	435,130	413,614
Leasehold improvements	303,492	278,231

	1,933,960	1,886,613
Less-accumulated depreciation	(1,702,584)	(1,614,397)

	$231,376	$272,216

Depreciation expense totaled $119,598 in 2003 and $136,381 in 2002.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	December 31,
	2003	2002
Accounts payable	$298,780	$330,610
Salaries, wages and commissions	14,207	11,357
Other accrued expenses	153,646	147,471

	$466,633	$489,438

NOTE 6 – CAPITAL STOCK

Common Stock

The Company is authorized to issue up to 40,000,000 shares of common stock, $0.01 par value per share (the “Common Stock”).

Warrants

In conjunction with its initial public offering in 1995, the Company issued warrants to purchase 1,650,000 shares of Common Stock at an exercise price of $5.00 per share. The Warrants were exercisable from February 4, 1996 through August 4, 2002. The Board of Directors authorized the extension of the expiration date of these warrants, effective June 18, 2002, from August 4, 2002 to August 4, 2004. This extension provided the Company’s Warrant holders with two additional years to exercise their Warrants. The Warrants are subject to redemption at the Company’s option at $0.05 per warrant at any time on thirty-days, prior written notice, provided that the closing price or the closing bid quotation for the Common Stock has equaled or exceeded $7.50 for ten trading days. All warrants remained outstanding at December 31, 2003.

KYZEN CORPORATION
PART II (Continued)

Preferred Stock

The Company is also authorized to issue up to 10,000,000 shares of preferred stock with a par value of $0.01 per share (the “Preferred Stock”). The terms of any Preferred Stock to be authorized, including dividend rates, conversion prices, voting rights, redemption prices, and similar matters, will be determined by the Board of Directors. As of December 31, 2003, there were no shares of preferred stock issued or outstanding.

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

Stock Options

The Company had an incentive stock option plan, which terminated pursuant to its terms in January 2004. As a result of this termination, the Company will not grant any new options; however, existing options will continue to vest or expire according to the terms stated in the stock option grant. Under this plan, officers, directors and other key employees of the Company were granted options, each of which allows for the purchase of shares of the Company’s Common Stock. The per share exercise price of the options granted under the plan is equal to the estimated fair value of the Common Stock on the date of grant as determined by the Board of Directors, except for options granted to 10% or greater shareholders for which the per share exercise price is 110% of the estimated fair value. The Company reserved 600,000 shares of Common Stock for issuance upon exercise of the options granted. The stock options have terms of five to ten

KYZEN CORPORATION
PART II (Continued)

years from the date of the grant and vest ratably over a three-year period, except for options granted to outside directors, which vested immediately upon grant.

During 2002, the Company granted options to its outside directors to purchase 15,000 shares of the Company’s Common Stock at an exercise price of $0.21 per share. The Company also granted options to officers and employees to purchase 67,600 shares of the Company’s Common Stock at an exercise price of $0.21 per share.

During 2003, the Company granted options to its outside directors to purchase 15,000 shares of the Company’s Common Stock at an exercise price of $0.23 per share. The Company also granted options to its employees to purchase 19,417 shares of the Company’s Common Stock at an exercise price of $0.60 per share.

The Company does not currently intend to adopt a new incentive stock option plan.

Stock option transactions were as follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, December 31, 2001	497,583	$2.34
Granted	82,600	0.21
Exercised	—	—
Forfeited	(5,000)	1.29

Outstanding, December 31, 2002	575,183	2.04
Granted	34,417	0.44
Exercised	—	—
Forfeited	(9,600)	2.23

Outstanding, December 31, 2003	600,000	$1.95

KYZEN CORPORATION
PART II (Continued)

The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

Options Outstanding				Options Exercisable
		Weighted Average
Range Of		Remaining	Weighted		Weighted
Exercise		Contractual Life	Average		Average
Prices	Number Outstanding	(years)	Exercise Price	Number Exercisable	Exercise Price
$0.21	94,300	8.46	$0.21	63,922	$0.21
0.40 - 0.75	119,417	6.59	0.64	100,000	0.65
1.00 - 1.38	44,800	4.55	1.31	44,800	1.31
1.69 – 1.86	55,100	1.82	1.81	55,100	1.81
2.81 – 3.99	285,883	0.09	3.19	285,883	3.19
4.50	500	0.03	4.50	500	4.50

	600,000		$1.95	550,205	$2.29

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

Options Outstanding				Options Exercisable
		Weighted Average
Range Of		Remaining	Weighted		Weighted
Exercise		Contractual Life	Average		Average
Prices	Number Outstanding	(years)	Exercise Price	Number Exercisable	Exercise Price
$0.21	81,100	9.3	$0.21	15,000	$0.21
0.40 - 0.75	100,600	6.9	0.64	97,479	0.66
1.00 - 1.38	45,300	5.6	1.31	45,300	1.31
1.69 – 1.86	55,700	2.8	1.81	55,700	1.81
2.81 – 3.99	291,983	1.1	3.19	291,983	3.19
4.50	500	1.0	4.50	500	4.50

	575,183		$2.04	505,962	$2.29

NOTE 7 – RETIREMENT PLAN

The Company implemented the Kyzen Corporation 401(k) Retirement Plan (the “Plan”) in 1997. Employees become eligible to participate in the Plan after 90 days of their initial employment. Employees may contribute as little as 1% or up to 20% of their salary to the Plan. The Company pays all expenses of the Plan and matches employee contributions on a discretionary basis in such amounts as are determined by the Company’s Board of Directors. Matches of employee contributions are available to the employee based on a six year vesting schedule that is prorated at different percentages for each year vested. The Company did not match or make other contributions to the Plan during 2003 or 2002. The Plan expense for 2003 and 2002 was $4,112 and $1,689, respectively.

KYZEN CORPORATION
PART II (Continued)

NOTE 8 – INCOME TAXES

The Company did not record a provision for income taxes in 2003 or 2002. A reconciliation of the total provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate of 34% to income before income taxes is as follows:

	December 31,
	2003	2002
Income tax expense (benefit) at statutory rate	$40,409	$13,317
State income taxes, net of federal tax benefit	1,661	3,002
Research and development credit, net of federal tax benefit	(24,199)	(24,524)
Change in valuation allowance	(29,138)	1,559
Other	11,267	6,646

Total income tax provision	$—	$—

Significant components of the Company’s deferred tax assets at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
Federal and state net operating loss carryforwards	$802,761	$843,322
Research and development credits	304,621	280,976
Other	42,418	54,640

Deferred tax assets	1,149,800	1,178,938
Valuation allowance	(1,149,800)	(1,178,938)

Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At December 31, 2003, the Company had net operating loss carryforwards available to reduce future federal taxable income of approximately $2,088,577. The carryforwards expire between 2007 and 2021. The Company has provided a valuation allowance for the entire balance of its deferred tax assets, including its net operating loss carryforwards, due to the uncertainty of future realization.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company conducts its operations from facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2002 and extended to May 2006. The lease for the Tennessee facility has a five year term ending January 2006 with an option to renew for an additional five years. The Company also has a lease for a copier/printer at its Nashville office. As of December 31, 2003, future annual rental payments for the next five years are summarized as follows:

2004	$159,940
2005	$165,540
2006	$36,860
2007	$8,520
2008	$8,520

Total rent expense was $160,771 in 2003 and $153,781 in 2002. Included in rent expense for 2003 and 2002 is approximately $115,000 and $109,000, respectively, of rent paid to Charles Hawkins Company, whose pension plan is a shareholder of the Company.

KYZEN CORPORATION
PART II (Continued)

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

Royalty Agreements

The Company is also required to pay patent royalties to Bix, a shareholder of the Company. Royalties are based on 2% of revenues related to the patented chemistry and amounted to less than $50,000 in both 2003 and 2002. The Company is currently settling its royalty obligation through consulting services performed by the Company. In addition, the Company also pays a royalty to Honeywell for the sale of products under a licensing arrangement with Honeywell. The royalty is based on a percentage of sales made by Kyzen under the agreement. In both 2003 and 2002, these royalty payments were less than $50,000.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company paid certain shareholders approximately $4,300 and $1,000 for freight transportation services in 2003 and 2002, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

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

Internal Control over Financial Reporting

There has not been any change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the fourth quarter of 2003 that has materially affected or is reasonably likely to materially affect these controls.

KYZEN CORPORATION

PART III

Item 9. Directors and Executive Officers of the Registrant.

Incorporated by reference to the information contained under the captions “Election of Directors,” “Meeting of the Board of Directors and Committees-Committees-Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004.

The Company has adopted a Code of Ethics, administered by the Company’s Audit Committee, that applies to the Chief Executive Officer, Chief Accounting Officer and the Controller, as well as any person performing similar functions (the “Senior Financial Officers”). This Code of Ethics requires honest and ethical conduct by each Senior Financial Officer, including the ethical handling of conflicts of interest. The Code of Ethics also requires the Senior Financial Officers to ensure accurate and reliable record-keeping that conforms to applicable legal requirements and the Company’s system of internal controls. The Senior Financial Officers must also promote full, fair, accurate, timely and understandable disclosure in all of the Company’s required filings and other public communications. The Senior Financial Officers are expected to comply with all applicable laws, to report any observed illegal or unethical behavior to the Audit Committee and to cooperate with the Audit Committee in its investigation of any misconduct. If the Company makes any substantive amendment to or grants any waiver of any provision of the Code of Ethics, the Company will disclose the nature of such amendment or waiver in a report filed with the SEC on Form 8-K. A copy of this Code of Ethics will be provided to any person without charge upon request. Requests for copies may be directed to:

Kyzen Corporation
430 Harding Industrial Drive
Nashville, Tennessee 37211
Attention: Investor Relations

Item 10. Executive Compensation.

Incorporated by reference to the information contained under the captions “Compensation of Directors” and “Executive Compensation” included in Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to the information contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” included in Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004.

Item 12. Certain Relationships and Related Transactions.

Incorporated by reference to the information contained under the caption “Certain Relationships and Related Transactions” included in Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004.

KYZEN CORPORATION
PART III (Continued)

Item 13. Exhibits and Reports on Form 8-K.

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

KYZEN CORPORATION
PART III (Continued)

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

(b) Reports on Form 8-K

On November 14, 2003, the Company filed a report on Form 8-K containing a press release reporting the Company’s earnings for the quarter ended September 30, 2003.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference to the information contained under the captions “Independent Public Accountants-Audit Fees,” “Independent Public Accountants-Audit Related Fees,” “Independent Public Accountants-Tax Fees,” and “Independent Public Accountants-All Other Fees” included in the Registrant’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 27, 2004.

KYZEN CORPORATION

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)     Kyzen Corporation

By	/s/ Kyle J. Doyel

Kyle J. Doyel, President, CEO (Principal Executive Officer), Director

Date:	March 30, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Michael L. Bixenman

Michael L. Bixenman, Chairman, Vice President, Director

Date:	March 30, 2004

By	/s/ Kyle J. Doyel

Kyle J. Doyel, President, CEO (Principal Executive Officer), Director

Date:	March 30, 2004

By	/s/ Thomas M. Forsythe

Thomas M. Forsythe, Vice President, Treasurer (Principal Accounting Officer and Principal Financial Officer), Director

Date:	March 30, 2004

By	/s/ John A. Davis III

John A. Davis III, Director

Date:	March 30, 2004

By	/s/ James R. Gordon

James R. Gordon, Director

Date:	March 30, 2004

By	/s/ Janet Korte Baker

Janet Korte Baker, Director

Date:	March 30, 2004