Form 10QSB
period 2004-03-31
KYZEN CORP
filed 2004-05-13
CIK 944727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[ X ]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                      March 31, 2004

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

4,690,119 shares of Common Stock, $0.01 par value per share, outstanding as of May 7, 2004

Transitional Small Business Disclosure Format (Check one):

[ ] Yes [ X ] No

KYZEN CORPORATION
INDEX

KYZEN CORPORATION
Part I. Financial Information (Continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Item 1. Financial Statements.

BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$509,421	$438,999
Accounts receivable, net of allowance for doubtful accounts of $13,017 in 2004 and $9,846 in 2003	1,088,846	940,877
Inventory	557,177	487,775
Other current assets	76,422	70,930

Total current assets	2,231,866	1,938,581
Property and equipment, net	311,175	231,376
Patents, net	191,624	195,243

Total assets	$2,734,665	$2,365,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$708,311	$466,633
Current portion of capital lease obligation	21,186	—

Total current liabilities	729,497	466,633
Long-term liabilities:
Capital lease obligation	47,534	—

Total long-term liabilities	47,534	—
Total liabilities	777,031	466,633

Shareholders’ equity:
Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2004 or December 31, 2003; 100,000 of which have been designated Series A Junior Participating Preferred Stock	—	—
Common Stock, $0.01 par value per share, 40,000,000 shares authorized, 4,690,119 shares issued and outstanding at March 31, 2004 and December 31, 2003	46,902	46,902
Additional paid-in capital	5,295,531	5,295,531
Accumulated deficit	(3,384,799)	(3,443,866)

Total shareholders’ equity	1,957,634	1,898,567

Total liabilities and shareholders’ equity	$2,734,665	$2,365,200

KYZEN CORPORATION
Part I. Financial Information (Continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$1,603,868	$1,544,809
Cost of sales	707,919	665,422

Gross profit	895,949	879,387
Operating costs and expenses:
Selling, marketing, general and administrative expenses	704,271	687,807
Research and development expenses	132,474	146,271

Total operating expenses	836,745	834,078

Operating income	59,204	45,309
Other (expense) income	(137)	722

Net income	$59,067	$46,031

Net income per share – basic	$0.01	$0.01

Net income per share – diluted	$0.01	$0.01

Weighted average shares outstanding – basic	4,690,119	4,776,887

Weighted average shares outstanding – diluted	4,740,450	4,776,887

KYZEN CORPORATION
Part I. Financial Information (Continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$59,067	$46,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,123	37,080
Gain on sale of property and equipment	—	(450)
Increase in accounts receivable	(147,969)	(10,726)
Increase in inventory	(69,402)	(11,317)
Increase in other current assets	(5,492)	(8,708)
Increase (decrease) in accounts payable and accrued expenses	241,678	(45,268)

Net cash provided by operating activities	110,005	6,642

Cash Flows from Investing Activities:
Purchases of property and equipment	(37,528)	(5,825)
Proceeds from sale of property and equipment	—	450
Expenditures for patent rights	(1,576)	—

Net cash used in investing activities	(39,104)	(5,375)

Cash Flows from Financing Activities:
Principal payments on capital lease obligation	(479)	—

Net increase in cash and cash equivalents	70,422	1,267
Cash and cash equivalents at beginning of period	438,999	383,306

Cash and cash equivalents at end of period	$509,421	$384,573

Supplemental Disclosure of Cash Flow Information Assets and liabilities resulting from capital lease obligation:
Equipment	$69,199
Capital lease obligation	$69,199

NOTE 1 BASIS OF PRESENTATION

Background

Kyzen ® Corporation (“Kyzen” or the “Company”) was incorporated under the laws of the State of Utah in 1990. In May 1999, the Company re-domesticated under the laws of the State of Tennessee. Kyzen was formed to develop environmentally safer chemical solutions to replace ozone-depleting solvents. The Company manufactures and markets chemical solutions and processes used in high-technology cleaning applications. This core business continues to be focused on four markets, which the Company has defined as “Technical Roads.” The Technical Roads include Electronics, Semiconductor, Optics and Metal Finishing. The Company also manufactures peripheral equipment such as process control systems and chemical handling systems that enhance the use of the Company’s chemicals by its customers. Sales of such equipment were less than 10% of net sales in each of the three months ended March 31, 2004 and March 31, 2003. The Company’s operations are located in Nashville, Tennessee and Manchester, New Hampshire.

KYZEN CORPORATION
Part I. Financial Information (Continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

The Company’s operations are conducted within one reportable business segment. Sales to customers outside the United States totaled $158,636, or 10% of net sales, in the three months ended March 31, 2004, versus $167,639, or 11% of net sales, in the three months ended March 31, 2003. No single customer or foreign market accounted for more than 10% of net sales for the three months ended March 31, 2004.

Interim financial statements

The interim balance sheet at March 31, 2004 and the interim statements of income and cash flows for the three ended March 31, 2004 and 2003 are unaudited, and certain information and footnote disclosures related thereto, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted, although management believes that the disclosures herein are adequate to make the interim information presented not misleading. In the opinion of management, the unaudited interim financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. These statements should be read in conjunction with the Company’s financial statements for the year ended December 31, 2003, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Net income per share

The Company calculates basic net income per share as net income available to common shareholders divided by the weighted average number of shares outstanding during the period. Diluted net income per share is calculated using the treasury stock method for options and warrants. As of March 31, 2004, there were options to purchase 349,184 shares of the Company’s common stock and warrants to purchase 1,650,000 shares of the Company’s common stock outstanding. As of this date, options to purchase 109,300 shares of the Company’s common stock that had exercise prices less than the average trading value of the stock and, therefore, were dilutive. On March 31, 2003, there were options to purchase 565,583 shares of the Company’s common stock and warrants to purchase 1,650,000 shares of the Company’s common stock outstanding. As of that date, none of the options or warrants had exercise prices less than the average trading value of the stock; therefore, there was no dilutive effect.

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

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$59,067	$46,031
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,410)	(856)

Pro forma net income	$57,657	$45,175

Net income, per share reported (basic and diluted)	$0.01	$0.01
Net income, per share, pro forma (basic and diluted)	$0.01	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2004	2003
Expected dividend yield	0%	0%
Expected stock price volatility	1.06%	1.06%
Risk-free interest rate	3.76%	3.96%
Expected life of options	1-10 years	1-10 years

NOTE 2 INVENTORY

     Inventory consisted of the following:

	March 31, 2004	December 31, 2003
Raw Materials	$388,262	$336,230
Finished goods	168,915	151,545

Total Inventory	$557,177	$487,775

KYZEN CORPORATION
Part I. Financial Information (Continued)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

NOTE 3 INCOME TAXES

No provision for income taxes has been included due to the availability of net operating loss carryforwards sufficient to offset the taxable income for all periods presented.

NOTE 4 RELATED PARTIES

No related party transactions occurred during the three months ended March 31, 2004 or 2003, respectively.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, revised December 2003 (“FIN 46R”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest in the VIE.

At this time, it is anticipated that the adoption of FIN 46R will not have an impact on the Company because the Company does not have any interests in variable interest entities.

NOTE 6 SUBSEQUENT EVENTS

On May 5, 2004, the Company announced that its Board of Directors had made a decision not to extend the expiration date of the Company’s outstanding warrants because of increased costs. These warrants will expire on August 4, 2004.

On May 5, 2004, the Company also announced that its Board of Directors had authorized the Company to delist the Company’s securities from the Boston Stock Exchange. The lack of trading activity on the Boston Stock Exchange of the Company’s securities and the expense of maintaining such a listing were reasons for the Board’s decision.

KYZEN CORPORATION
Part I. Financial Information (Continued)

Item 2. Management’s Discussion and Analysis.

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

Executive Overview

The Company continues to focus on the four Technical Roads, which included Electronics, Semiconductor, Optics and Metal Finishing. The cleaning processes and technology used in each Technical Road are similar; therefore, the Company can use this knowledge in the appropriate market as needed. As the market for precision cleaning changes, whether from “no-clean” solder paste, outsourcing to Electronic Manufacturing Services production or conversions to lead-free solders, the Company has focused on understanding the market and making necessary changes to stay ahead of the trends. The four Technical Roads offer the Company the opportunity to avoid significant unfavorable changes in one market by having continuing activity in the other markets. The Company has now had seven consecutive profitable quarters, and management expects that trend to continue as the Company strives to offer new, innovative and effective products in all its Technical Roads, applying its cleaning knowledge and abilities to each area.

The Company will also continue to leverage its knowledge of cleaning chemicals and processes in order to access new target markets. We continue developing new channels of distribution to target markets by working with cleaning equipment producers, flux manufacturers and distributors of cleaning supplies. Partners such as these may bring market or specific customer expertise in newer markets and help the Company expand its market penetration in cleaning areas in which the Company is already established. Using these complementary channels allows the Company to continue to focus on developing methods and products for cleaning.

Recent Business Developments

During the first quarter of 2004, the Company continued to focus and refine its execution of the Technical Roads strategic plan. The metal finishing and optics markets were stronger during this quarter than during the same quarter in the prior year, while the electronics and semi-conductor markets were stable. The Company continues to focus on its sales and technical efforts with direct customers and broadening its reach in the market through the use of partners delivering products through different channels.

KYZEN CORPORATION
Part I. Financial Information (Continued)

Results of Operations

Comparison of the Quarters Ended March 31, 2004 and March 31, 2003

			Increase (decrease)
	2004	2003	Change ($)	Change (%)
Net sales	$1,603,868	$1,544,809	$59,059	4%
Gross profit	895,949	879,387	16,562	2
Selling, marketing, general and administrative expenses	704,271	687,807	16,464	2
Research and development expenses	132,474	146,271	(13,797)	(9)
Operating income	59,204	45,309	13,895	31

Net Sales

The increase in net sales for the three months ended March 31, 2004 versus the same three-month period in 2003 reflected changes in the Company’s product mix. These changes included increases in the Metal Finishing and Optics Roads, with net sales in the Electronics Road and Engineering Services remaining fairly consistent with net sales in those areas in the same quarter in 2003. The Company will continue to focus on chemical sales and use the Engineering Services Group to enhance future chemical sales.

Gross Profit

The increase in gross profit for the quarter ended March 31, 2004 versus the quarter ended March 31, 2003 is due to slightly higher sales volume. Gross profit as a percent of sales decreased from 57% for the quarter ended March 31, 2003 to 56% for the quarter ended March 31, 2004. This decrease reflects slightly higher production cost and recent increases in the cost of chemical raw materials.

Selling, Marketing, General and Administrative Expenses

The increase in selling, marketing, general and administrative expenses for the 2004 first quarter versus the same period in 2003 was the result of increases in commissions, health insurance and the cost of being a public reporting company. The Company believes that the current level of spending is appropriate to encourage sales growth while maintaining other costs. Management will continue to evaluate the best alternatives to control costs, particularly in light of the new reporting requirements mandated by the Sarbanes-Oxley Act of 2002 and, in particular, the new internal control reporting that must be enhanced in response to Section 404 of the Sarbanes-Oxley Act.

Research and Development Expenses

Research and development expenses for the quarter ended March 31, 2004 were lower as compared to the same period in 2003. This is the result of a reduced need for executive oversight in this area as the research and development staff has become more experienced and self-reliant.

Operating Income

Operating income increased during the quarter ended March 31, 2004 from the same period in 2003 as a result of higher net sales and control over the rate of increase in operating expenses in achieving those sales.

Liquidity and Capital Resources

	2004	2003	Change ($)	Change (%)
Working capital	$1,502,369	$1,471,948	$30,421	2
Cash provided by operating activities	110,005	6,642	103,363	1,556
Cash used in investing activities	39,104	5,375	33,729	628
Purchases of property and equipment	37,528	5,825	31,703	544

     The Company’s primary source of funds is cash flow from operations in the normal course of selling products. The Company’s primary uses of funds are buying raw materials, the funding of research and development of new products, purchases of capital equipment and sales and marketing activities.

     Increases in cash and cash equivalents, accounts receivable and inventory, partially offset by the increase in accounts payable, are the reason for the increase in working capital for the quarter ended March 31, 2004 versus the same period in 2003.

KYZEN CORPORATION
Part I. Financial Information (Continued)

Cash provided by operating activities increased significantly during the first quarter of 2004 as compared to the same period during 2003 due to increases in accounts payable and net income, which were partially offset by increases in accounts receivable and inventory.

Cash used in investing activities increased substantially for the quarter ended March 31, 2004 versus the quarter ended March 31, 2003. This increase is the result of fixed asset purchases for information technology related items.

International Trade Developments

The Company has been using foreign manufacturers since 1997 for certain raw materials. During the second quarter of 2003, and again in February and April 2004, the International Trade Commission (“ITC”) requested that the Company complete a questionnaire regarding the Company’s purchase of certain raw materials from a Chinese supplier. In January 2004, the U.S. Department of Commerce (“DOC”) rendered a preliminary decision that the Chinese supplier was determined to be underselling its U.S. competition and requested that a bond, representing a tariff, be posted by the Company in the amount of 31.3% of the purchase price of any future purchases of the materials from the Chinese supplier. The bond requirement will remain in place until further investigation and determinations can be completed by both the DOC and ITC. The Company believes that the DOC and ITC will make final decisions in the third quarter of 2004. An imposition of significant duties on the Chinese supplier, should it be found by the ITC to have violated federal “anti-dumping” laws and regulations, could have a material adverse effect on the Company’s financial condition and results of operations due to an anticipated increase in the cost of the raw materials from domestic suppliers. The Company did not purchase any of these raw materials from the Chinese supplier during the first quarter of 2004. The Company is currently purchasing these materials from a domestic producer and will continue to do so in the near future. The Company believes it is in the best interest of its shareholders to have multiple sources for key raw materials and has identified several organizations, both domestic and abroad, which are capable of manufacturing these materials. Beginning in the second quarter of 2004,the Company began to actively pursue such organizations to produce these materials should the DOC and ITC decisions preclude imports of these materials from the Chinese supplier.

Critical Accounting Policies

Kyzen’s significant accounting policies are described in Note 1 of the Notes to Financial Statements included in the report on Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) for the year ended December 31, 2003. Not all of these significant policies require management to make difficult, subjective or complex judgements or estimates.

Management considers the recording of patent costs, including the purchase of patent rights and legal costs incurred related to issued and pending patents, to be a critical accounting policy as defined by the SEC. Patent costs are capitalized and amortized using the straight-line method over the shorter of the statutory or estimated useful lives of the patents, not exceeding 20 years. Patent costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. This policy is considered to be critical because management relies on sales estimates of patented products to evaluate impairment of patents. If such sales estimates are not attained, there could be future impairment of the patents. If a pending patent is not approved, the remaining net book value is written off.

Future Cash Commitments

The Company’s headquarters are located at 430 Harding Industrial Drive, Nashville, Tennessee. At this facility, the Company occupies approximately 24,000 square feet of leased space, consisting of a research and development laboratory, a cleaning application and evaluation center, a chemical manufacturing facility and sales, engineering, marketing and administrative offices. This property is located in a well-maintained industrial park. The Company also leases an approximately 7,425 square foot facility located at 540 Commercial Street, Manchester, New Hampshire. The New Hampshire location houses a cleaning application and evaluation center, engineering services group, manufacturing and a regional sales office. Management believes the current facilities and leased space are adequate to serve the Company’s needs through at least March 31, 2005.

The Company conducts its operations from these facilities under two operating lease agreements. The lease for the New Hampshire facility was renewed in May 2002 and extended through May 2006. The lease for the Tennessee facility has been extended to February 2006 with an option to renew for an additional five years.

The Company has an operating lease for a copier/printer located in the Company’s Nashville facility.

The Company entered into a long-term capital lease with GE Capital during March of 2004, extending through March 2007, for the purchase of equipment to be used for research and development as well as analytical testing.

KYZEN CORPORATION
Part I. Financial Information (Continued)

As of March 31, 2004, future annual rental payments for the next five years for the operating and capital leases are summarized as follows:

	Operating	Capital
	Leases	Leases	Total
2005	$161,040	$26,206	$187,246
2006	147,510	26,206	173,716
2007	16,110	24,022	40,132
2008	8,520	—	8,520
2009	—	—	—

Sub total	333,180	76,434	409,614
Less Interest:	—	7,714	7,714

Total	$333,180	$68,720	$401,900

Annual rental payments for operating and capital leases for the remainder of 2004 are $141,316 as of March 31, 2004.

The Company has no financial derivatives, letters of credit, lines of credit or similar future cash commitments.

Off-Balance Sheet Arrangements

The Company does not have any interests in variable interest entities or in any other off-balance sheet arrangement.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have supervised and participated in an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

Internal Control over Financial Reporting

There has not been any change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by Rules 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect these controls.

KYZEN CORPORATION

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

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

     (b) Reports on Form 8-K

On March 17, 2004, the Company filed a report on Form 8-K containing a press release reporting the Company’s earnings for the fourth quarter and year ended December 31, 2003.

KYZEN CORPORATION

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KYZEN CORPORATION (Registrant)
Date May 13, 2004	by /s/ Kyle J. Doyel
(Signature)
Kyle J. Doyel President and Chief Executive Officer

Date May 13, 2004	by /s/ Thomas M. Forsythe
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